Form 10-K
period 2021-12-31
CYTOKINETICS INC
filed 2022-02-25
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from      to

Commission file number: 000-50633

CYTOKINETICS, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-3291317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Oyster Point Boulevard South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(650) 624-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.001 par value	Trading symbol CYTK	Name of each exchange on which registered The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No   ☐

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

As of 6/30/2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $1,443.0 million (based on a closing price of $19.79 per share as reported by the Nasdaq Global Select Market on 6/30/2021). For purposes of this calculation, shares of common stock beneficially owned by the Registrant’s directors, officers and certain stockholders as of 6/30/2021 have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant has no non-voting common equity.

As of February 22, 2022, the number of shares outstanding of the Registrant’s common stock, par value $0.001 per share, was 84,856,037 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Redwood City, California

CYTOKINETICS, INCORPORATED

FORM 10-K

YEAR ENDED DECEMBER 31, 2021

FORWARD LOOKING STATEMENTS

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2022;
•	the sufficiency of existing resources to fund our operations for at least the next 12 months;
•	our capital requirements and needs for additional financing;
•	our expectations as to our cash utilization for 2022 and in any subsequent period;
•

the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, including the anticipated timing for initiation of clinical trials, including SEQUOIA-HCM, our planned Phase 3 clinical trial of aficamten (also known as CK-274) in patients with oHCM and COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, anticipated rates of enrollment for clinical trials and anticipated timing of results or interim analyses becoming available or being announced from clinical trials;

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•

decisions by Ji Xing Pharmaceuticals Limited (“Ji Xing”) with respect to the timing, design and conduct of development and commercialization activities for aficamten or omecamtiv mecarbil in the People’s Republic of China (including the Hong Kong SAR and Macau SAR) (together “China”) and Taiwan;

•

our ability to meet any of the conditions for disbursement and our receipt of any loan disbursements under the Development Funding Loan Agreement, dated January 7, 2022 (the “RP Loan Agreement”), between us and Royalty Pharma Development Funding, LLC (“RPDF”);

•

our ability to meet any of the conditions for disbursement of additional sale proceeds under the Revenue Participation Right Purchase Agreement, dated January 7, 2022 (the “RP Aficamten RPA”), between us and Royalty Pharma Investments 2019 ICAV (“RPI ICAV”);

•

decisions by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities to approve our new drug application (“NDA”) for omecamtiv mecarbil by November 30, 2022 (target PDUFA action date) or otherwise, or to condition such approval on the approval of a dosage selection test for the personalized dose optimization of omecamtiv mecarbil in patients, our ability or the ability of any third party to develop or commercialize such a dosage selection test, or the timing, prospects, process or likelihood of the approval of such a dosage selection test;

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
•

the possibility the FDA or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

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

•

Notwithstanding GALACTIC-HF having met its primary efficacy endpoint and the FDA has accepted our NDA for filing, there is no guarantee that the FDA or any other regulatory authority will approve omecamtiv mecarbil.

In January 2022, we announced that the FDA had accepted our NDA for omecamtiv mecarbil for the treatment of heart failure with HFrEF for filing. The pivotal clinical trial on which our NDA was based, GALACTIC-HF, demonstrated a statistically significant effect of treatment with omecamtiv mecarbil to reduce risk of the primary composite endpoint of cardiovascular death or heart failure events (heart failure hospitalization and other urgent treatment for heart failure) compared to placebo in patients treated with standard of care (HR: 0.92; 95% CI: 0.86, 0.99, p-0.025). The trial results, however, showed that no secondary endpoints were met. In particular, no reduction in the secondary endpoint of time to cardiovascular death was observed, and the KCCQ total symptom score by randomization setting did not meet the significance threshold of P=0.002 based upon the multiplicity control testing procedure. No assurances can be given that the primary endpoint results of GALACTIC-HF alone will be deemed sufficiently safe or efficacious to warrant approval by the FDA or any other regulatory authority. Although supplemental analyses showed that omecamtiv mecarbil potentially has a greater treatment effect in certain subgroups of trial patients and the FDA has accepted our NDA for filing, no assurance can be given that the FDA or any other regulatory authority will consider any such subgroup analysis as the basis for an approval of omecamtiv mecarbil without requiring additional clinical trials or that FDA will ultimately approve omecamtiv mecarbil for the treatment of HFrEF based on our NDA as accepted for filing.

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

•	If we encounter difficulties enrolling patients in our clinical trials, including COURAGE-ALS or SEQUOIA-HCM, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in clinical trials for a variety of reasons, including competing clinical trials and the ongoing COVID-19 pandemic.

•

The failure to successfully develop, validate and obtain regulatory clearance or approval of a dosage selection test for an assay for plasma concentrations of omecamtiv mecarbil could delay or harm our development and commercialization strategy for omecamtiv mecarbil.

We are pursuing the development and/or usage of a dosage selection test to be used for personalized dose optimization of omecamtiv mecarbil and, if required by FDA or other regulatory authorities, in order to obtain marketing approval of omecamtiv mecarbil. In the event we do not develop an assay acceptable to the FDA or other regulatory authorities and any such authorities require a dosage selection test as a condition to regulatory approval of omecamtiv mecarbil, our ability to obtain or receive marketing approval for omecamtiv mecarbil may be significantly delayed or may not be obtainable at all.

•

We currently are building sales and marketing capabilities but do not possess all these capabilities at this time. If we are unable to enter into or maintain strategic alliances with marketing partners or to fully develop our own sales and marketing capabilities, we may not be successful in commercializing omecamtiv mecarbil or our other potential drugs.

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

•

We have no manufacturing capacity and depend on contract manufacturers to produce our clinical trial materials, including our drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

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

We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities and expand our organization to prepare for commercialization of any approved drug. We have funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreements, revenue interest agreements, strategic alliances, long-term debt, other financings, interest on investments and grants. We believe that our existing cash and cash equivalents, short-term investments and interest earned on investments should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

•	We may not be entitled to obtain additional loan disbursements under the RP Loan Agreement or the RP Aficamten RPA.

Together these agreements make available to us up to $150.0 million in revenue interest sale proceeds under the RP Aficamten RPA and up to $300.0 million in loans, of which a $50.0 million loan and $50.0 million in revenue interest sale proceeds were paid to us at the closing of such transactions. However, additional loan disbursements and sale proceeds are subject to our satisfaction of certain conditions related to the development of aficamten and omecamtiv mecarbil, in certain cases by specific deadlines. Should we not satisfy such conditions by the applicable deadlines, or in the event we fail to meet our obligations or default under these agreements, the actual amount of additional loan disbursements and/or sale proceeds could be substantially less than the maximum amounts available thereunder.

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

Our clinical-stage drug candidates are: omecamtiv mecarbil, a novel cardiac myosin activator, CK-136 (formerly known as AMG 594), a novel cardiac troponin activator, reldesemtiv (also known as CK-2127107), a novel fast skeletal muscle troponin activator (“FSTA”), aficamten (also known as CK-3773274 or CK-274), a novel cardiac myosin inhibitor, and CK-3772271 (“CK-271”), our second novel cardiac myosin inhibitor.

Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure. We previously announced positive results from GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure), a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil in heart failure. On February 4, 2022, we announced the United States Food and Drug Administration (“FDA”) had accepted for filing our new drug application (“NDA”) for omecamtiv mecarbil for treatment of heart failure with reduced ejection fraction (“HFrEF”).

CK-136 was discovered under our joint research program under the Amgen Agreement. In collaboration with us, Amgen conducted a randomized, placebo-controlled, double-blind, single and multiple ascending dose, single-center Phase 1 study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-136 in healthy subjects.

Aficamten is a novel, oral, small molecule cardiac myosin inhibitor. Aficamten arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential in clinical development. Aficamten was designed to reduce the hypercontractility that is associated with hypertrophic cardiomyopathy (“HCM”).

Aficamten is being evaluated in patients with symptomatic, obstructive HCM. Following the results from Cohorts 1, 2 and 3 of REDWOOD-HCM (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM), a Phase 2 multicenter, randomized, placebo-controlled, double-blind, dose-finding clinical trial of aficamten, we are conducting start-up activities for SEQUOIA-HCM (Safety, Efficacy, and Quantitative Understanding of Obstruction Impact of Aficamten in HCM), the planned Phase 3 randomized, placebo-controlled, double-blind, multi-center clinical trial designed to evaluate aficamten in patients with symptomatic obstructive HCM on background medical therapy for 24 weeks.

CK-271 is our second novel, oral, small molecule cardiac myosin inhibitor. CK-271 produces reversible dose and plasma concentration-dependent reductions in cardiac contractility without affecting heart rate in preclinical models. CK-271 reduces compensatory cardiac hypertrophy and cardiac fibrosis in preclinical models of HCM and heart failure with preserved ejection fraction.

Reldesemtiv selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Reldesemtiv is being evaluated for treatment in patients with amyotrophic lateral sclerosis (“ALS”) in our ongoing Phase 3 clinical trial, COURAGE-ALS (Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS).

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

Corporate Strategy

We are a late-stage biopharmaceutical company focused on discovering, developing and commercializing first-in-class muscle activators and next-in-class muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. As a leader in muscle biology and the mechanics of muscle performance, we are developing small molecule drug candidates specifically engineered to impact muscle function and contractility. Our goal is to discover, develop and commercialize novel drug products that modulate muscle function to improve patient health span, with the intent of establishing a fully-integrated biopharmaceutical company.

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

•

Build commercial capabilities to market and sell our medicines reflective of their innovation and value. With a focus on disease areas for which there are serious unmet medical needs, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as hospital specialists and disease-specific centers of excellence, which may be addressed by smaller, targeted sales forces. In preparing for the potential commercialization of our drug candidates directed to these markets, we are focusing our activities on the key issues facing, physicians, patients and payors, including the principal drivers of clinical and economic burdens associated with these diseases. We have established alliances and collaborations with leading academic institutions and professional societies to analyze clinical and claims data to better understand the real-world burden of disease from a clinical and economic standpoint. We believe this approach may inform the value proposition that our potential first-in-class and next-in-class therapies may offer to various stakeholders within the healthcare ecosystem. Targeting unmet medical needs may provide us competitive advantages and support our development of a franchises in diseases involving muscle function. In the markets for our potential therapies, we believe that a company with limited resources may be able to compete effectively against larger, more established companies with greater financial and commercial resources. For these opportunities, we intend to build sales and marketing capabilities in North America and potentially in Europe with the goal of becoming a fully-integrated biopharmaceutical company.

•

Generate sustainable and growing revenues from product sales. As we move toward becoming a fully integrated biopharmaceutical company, we expect to evolve our corporate development strategies to raise capital through a combination of strategic partnerships and equity capital financings to one that is sustained from product generated revenues that are expected to grow over time. We expect to successfully commercialize at least two of our drug candidates in the U.S. and potentially in Europe and achieve growing profitability. Through prudent investment spending fueled by commercial returns alongside other potential strategic partnerships and royalty monetization deals, we seek to provide investor returns while continuing to conduct proprietary research to support future commercial programs. Additionally, we strive to ensure sustainable growth of product sales and long-term profitability through lifecycle management strategies.

•

Double our development pipeline to include ten therapeutic programs. We believe that our extensive understanding of muscle biology and our proprietary research activities should enable us to discover and potentially to develop additional muscle directed drug candidates with novel mechanisms of action that may offer potential benefits not provided by existing drugs and which may have application across a broad array of diseases and medical conditions. Progressing related programs in parallel may afford us an opportunity to build a broader business that could benefit from multiple products that serve related clinical and commercial needs associated with impaired muscle function, muscle weakness and fatigue. In addition, this strategy may enable us to diversify certain technical, financial and operating risks by advancing several drug candidates in parallel. In 2020 we advanced five potential drug candidates through various stages of clinical development. As part of our five-year Corporate Strategy, we will expand our research discovery platform beyond muscle contractility to support doubling our pipeline to ten therapeutic programs.

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

•

Be the science-driven company people want to join and partner with. We build our science around patients and their families through authentic and ongoing engagement and are committed to transforming patients’ lives through our activities. Our goal is to provide employees with an opportunity to contribute to something bigger than any one of the individuals at the company. We believe that a commitment to a diverse, inclusive and respectful culture goes beyond what is “right” to do; it is foundational to building a successful, creative, and science driven company, and essential to develop a community of colleagues who are impassioned by our purpose to improve the lives of patients. As a patient-centric organization, we rely on an approach where clinical outcomes, patient experiences and patients’ goals for care intersect. We value our partnerships with industry, professional societies, advocacy organizations, vendors and academic institutions and aim to solicit ongoing feedback to ensure interests are aligned and collaborations are successful.

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

Our research and development expenses were $159.9 million for 2021, $97.0 million for 2020 and $86.1 million for 2019.

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

On November 23, 2020, we announced that Amgen had elected to terminate the Amgen Agreement and thereby end its collaboration with Cytokinetics and intended to transition development and commercialization rights for omecamtiv mecarbil and CK-136 to Cytokinetics.

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

The termination of the Amgen Agreement was effective May 20, 2021, at which time worldwide rights related to the development and commercialization of omecamtiv mecarbil and CK-136 reverted to Cytokinetics. Cytokinetics and Amgen have entered into several agreements to facilitate the transition of the programs for omecamtiv mecarbil and CK-136 to Cytokinetics.

As a result of the termination of the Amgen Agreement and Servier Agreement, we are evaluating a wide range of corporate development strategies for potential co-development, co-commercialization and licensing deals in relation to omecamtiv mecarbil and our other drug candidates in order to mitigate the cost effects of these terminations and to enhance our commercial capabilities.

In 2017, we entered into a Royalty Purchase Agreement (the “RP OM RPA”) with RPI Finance Trust (“RPFT”). Under the RP OM RPA, Cytokinetics sold a portion of its right to receive royalties from Amgen on future net sales of omecamtiv mecarbil to RPFT for a one-time payment of $90 million. The RP OM RPA provides for the sale of a royalty to RPFT of 4.5% on worldwide net sales of omecamtiv mecarbil, subject to a potential increase of up to an additional 1% under certain circumstances. As a result of the termination of the Amgen Agreement and pursuant to our obligations under the RP OM RPA, we and RPFT entered into Amendment No. 1 to Royalty Purchase Agreement, dated January 7, 2022 to preserve RPFT’s rights under the RP OM RPA by providing for direct payments by us to RPFT of 4.5% of our and our affiliates’ and licensees’ worldwide net sales of omecamtiv mecarbil, subject to a potential increase of up to an additional 1% under certain circumstances (if the FDA approves omecamtiv mecarbil on its target PDUFA date of November 30, 2022, the royalty owed to RPFT will be 4.9% of worldwide net sales of omecamtiv mecarbil).

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

METEORIC-HF: On February 15, 2022, we announced topline results from METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a Phase 3 clinical trial of omecamtiv mecarbil in patients with HFrEF. METEORIC-HF evaluated the effect of treatment with omecamtiv mecarbil compared to placebo on exercise capacity as determined by cardiopulmonary exercise testing (“CPET”) following 20 weeks of treatment in patients with HFrEF receiving standard of care therapy. The trial completed enrollment of 276 patients in June 2021. There was no effect on the primary endpoint, which was the change in peak oxygen uptake (pVO2) on CPET from baseline to Week 20 in patients treated with omecamtiv mecarbil compared to placebo. Adverse events, including major cardiac events, were similar between the treatment arms and the safety profile of omecamtiv mecarbil in METEORIC-HF was consistent with prior clinical trials including GALACTIC-HF.

Omecamtiv mecarbil: New Drug Application

On February 4, 2022, we announced that the FDA had accepted and filed our NDA for omecamtiv mecarbil for the treatment of HFrEF. The FDA assigned the NDA a standard review with a Prescription Drug User Fee Act (“PDUFA”) target action date of November 30, 2022. The FDA also indicated that it was not currently planning to hold an advisory committee meeting to discuss the NDA.

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

Omecamtiv mecarbil: Ji Xing Strategic Alliance

On December 20, 2021, we entered into License and Collaboration Agreement with Ji Xing (the “Ji Xing OM License Agreement”), pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Ji Xing OM License Agreement, we are the beneficiary of a nonrefundable $50.0 million payment obligation from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to FDA a new drug application (“NDA”) for omecamtiv mecarbil. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

CK-136

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

CK-136: Clinical Development

In collaboration with Cytokinetics, Amgen conducted a randomized, placebo-controlled, double-blind, single and multiple ascending dose, single-center Phase 1 study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-136 in healthy subjects. As a result of the effective termination of the Amgen Agreement on May 20, 2021, worldwide rights related to the development and commercialization of CK-136 reverted to Cytokinetics, and Cytokinetics and Amgen have entered into several agreements to facilitate the transition of the program for CK-136 to Cytokinetics.

In 2020, we announced that preclinical data were presented at the Keystone Symposium “Charting a New Course for Heart Failure: From Discovery to Data,” demonstrating that CK-136 selectively increases calcium sensitivity of cardiac muscle fibers and increases cardiac contractility.

On October 29, 2021 we announced that preclinical data relating to the discovery and optimization of CK-136 were presented at the 2021 Medicinal Chemistry Gordon Research Conference in West Dover, VT. The data presented described the primary research objectives related to CK-136 including the identification of initial hit compounds and subsequent chemical optimization as well as preclinical characterization in biochemical assays, cardiac myocytes, and in vivo models of cardiac function. An initial cardiac troponin activator identified in screening was shown in a reconstituted sarcomere assay to selectively activate the cardiac troponin complex. Importantly, it did not inhibit phosphodiesterase 3 (PDE-3) and showed no effect on the cardiomyocyte calcium transient, indicating its selectivity. The optimization of the initial hit compound that led to CK-136 focused to maximizing the therapeutic window and its pharmacokinetic profile as could result in favorable increases in cardiac function. Preclinical studies demonstrated that the pharmacodynamic range for CK-136 was larger than that associated with omecamtiv mecarbil in similar preclinical models. Additionally, CK-136 demonstrated a pharmacokinetic profile and a projected human half-life that should enable once or twice daily dosing. These preclinical data suggest that CK-136 is a selective cardiac troponin activator with a favorable pharmacodynamic window associated with substantial increases in cardiac contractility, representing a potential approach to augmenting cardiac contractility in diseases characterized by reduced cardiac function.

Aficamten

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

Aficamten: Clinical Development

We conducted a Phase 1 double-blind, randomized, placebo-controlled, multi-part, single and multiple ascending dose clinical trial of CK-274 to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of aficamten in healthy subjects. In September 2019 we presented data from the Phase 1 study of CK-274 at the HFSA 23rd Annual Scientific Meeting in Philadelphia. The study met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of aficamten, describe the pharmacokinetics of CK-274 and its pharmacodynamic effects as measured by echocardiography, as well as to characterize the PK/PD relationship with regards to cardiac function. These data support the advancement of aficamten into a Phase 2 clinical trial in patients with obstructive HCM (REDWOOD-HCM), which started in the first quarter of 2020 and will continue to be conducted in 2022.

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

On July 19, 2021, we announced positive topline results of Cohorts 1 and 2 of REDWOOD-HCM. Specifically, results from Cohorts 1 and 2 of REDWOOD-HCM demonstrated that treatment with aficamten for 10 weeks resulted in statistically significant reductions from baseline compared to placebo in the average resting left ventricular outflow tract pressure gradient (“LVOT-G”) (p=0.0003, p=0.0004, Cohort 1 and Cohort 2, respectively) and the average post-Valsalva LVOT-G (p=0.001, p<0.0001, Cohort 1 and Cohort 2, respectively). The majority of patients treated with aficamten (78.6% in Cohort 1 and 92.9% in Cohort 2) achieved the target goal of treatment, defined as resting gradient <30 mmHg and post-Valsalva gradient <50 mmHg at Week 10 compared to placebo (7.7%). Reductions in LVOT-G occurred within two weeks of initiating treatment with aficamten, were maximized within two to six weeks of the start of dose titration, and were sustained until the end of treatment at 10 weeks. The observed reductions in LVOT-G were dose dependent, with patients achieving greater reductions of LVOT-G with increasing doses of aficamten. Treatment with aficamten in REDWOOD-HCM was generally well tolerated. The incidence of adverse events was similar between treatment arms. No serious adverse events were attributed to aficamten and no treatment interruptions occurred on aficamten. No new cases of atrial fibrillation in patients treated with aficamten were reported. In this dose-range finding trial, one patient experienced a transient decrease in left ventricular ejection fraction (“LVEF”) that required dose adjustment but not dose interruption. LVEF returned to baseline within two weeks after the end of treatment in both cohorts, which was consistent with the reversibility of LVEF decreases that were similarly observed in healthy participants in the Phase 1 study of aficamten.

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

SEQUOIA-HCM is open for enrollment and is expected to enroll 270 patients, randomized on a 1:1 basis to receive aficamten or placebo in addition to standard-of-care treatment. Each patient will receive up to four escalating doses of aficamten or placebo based on echocardiographic guidance alone. At screening, patients enrolled in SEQUOIA-HCM must have a resting LVOT-G ≥30 mmHg, post-Valsalva peak LVOT-G ≥50 mmHg, and be NYHA Class II or III. Patients receiving aficamten will begin with 5 mg dosed once daily. At weeks 2, 4 and 6 patients will receive an echocardiogram to determine if they will be up-titrated to escalating doses of 10, 15 or 20 mg. Dose escalation will occur only if a patient has a post-Valsalva LVOT-G ≥30 mmHg and a biplane left ventricular ejection fraction (LVEF) ≥55%. Patients who do not meet escalation criteria will continue to receive their current dose or may be down-titrated if appropriate.

On December 9, 2021, we announced that the FDA granted Breakthrough Therapy Designation for aficamten for the treatment of oHCM.

On February 1, 2022 we announced positive topline results from Cohort 3 of REDWOOD-HCM. Cohort 3 of REDWOOD-HCM enrolled patients with symptomatic oHCM and a resting or post-Valsalva LVOT-G of ≥50 mmHg whose background therapy included disopyramide and in the majority a beta-adrenergic blocker. All patients received up to three escalating doses of aficamten once daily (5, 10, 15 mg), titrated based on echocardiographic guidance. The doses employed were the same as those used in Cohort 1 of REDWOOD-HCM. Overall treatment duration was 10 weeks with a 4-week follow up period after the last dose. In total, thirteen patients were enrolled and all patients completed the study on treatment.

Results from Cohort 3 showed that substantial reductions in the average resting LVOT-G as well as the post-Valsalva LVOT-G (defined as resting gradient <30 mmHg and post-Valsalva gradient <50 mmHg) were achieved. These clinically relevant decreases in pressure gradients were achieved with only modest decreases in average LVEF) there were no patients whose LVEF fell below the prespecified safety threshold of 50%. New York Heart Association functional class was improved in the majority of patients participating in Cohort 3 of the trial. Pharmacokinetic data were similar to those observed in Cohorts 1 and 2. In addition, the safety and tolerability of aficamten were consistent with prior experience in REDWOOD-HCM with no treatment interruptions and no serious adverse events attributed to treatment reported by the investigators.

Ji Xing Strategic Alliance

On July 14, 2020, we entered into a certain License and Collaboration Agreement with Ji Xing (the “Ji Xing Aficamten License Agreement”), pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize aficamten in China and Taiwan. Under the terms of the Ji Xing Aficamten License Agreement, we received from Ji Xing an upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in the field of obstructive hypertrophic cardiomyopathy, or oHCM, and/or non-obstructive hypertrophic cardiomyopathy (“nHCM”) and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing Aficamten License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

CK-271

In 2020, we submitted an investigational new drug application (“IND”) for CK-271, a second cardiac myosin inhibitor, and we were notified by the FDA that the IND was accepted. One of the hallmarks of Cytokinetics’ research and development approach has been to advance multiple compounds to enable potential expansion of a drug development program into different indications and patient populations. On September 23, 2020, we announced that the first participants have been dosed in a Phase 1 placebo-controlled, single ascending dose clinical study of CK-271. The primary objective of this Phase 1 placebo-controlled, single ascending dose clinical study in healthy adults is to assess the safety and tolerability of CK-271. The secondary objective is to evaluate the pharmacokinetic profile of CK-271 following single oral ascending doses. The study design includes three cohorts, with 8 adults per cohort randomized (6:2) in a blinded fashion to CK-271 or placebo. Dose escalation decisions were made after review of the available safety, pharmacokinetic, and echocardiography data. In 2020, we completed our planned Phase 1, single-dose pharmacokinetic evaluation and tolerability assessments of CK-271 in healthy volunteers and determined it to be suitable for further development. We are evaluating its potential for its further development in connection with our plans to conduct a broad development program for our cardiac myosin inhibitor(s) in HCM and potentially other indications.

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

We believe that our skeletal sarcomere activators may lead to new therapeutic options for diseases and medical conditions associated with neuromuscular dysfunction and potentially also conditions associated with aging and muscle weakness and wasting. The clinical effects of muscle weakness and wasting, fatigue and loss of mobility can range from decreased quality of life to, in some instances, life-threatening complications. By directly improving skeletal muscle function, a small molecule activator of the skeletal sarcomere potentially could enhance functional performance and quality of life in patients suffering from diseases or medical conditions associated with skeletal muscle weakness or wasting, such as ALS, spinal muscular atrophy (“SMA”), chronic obstructive pulmonary disease (“COPD”) or sarcopenia (general frailty associated with aging).

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

Cytokinetics and Astellas signed a Fast Skeletal Regulatory Activator Agreement dated April 23, 2020 (the “Astellas FSRA Agreement”). As a result of the Astellas FSRA Agreement, Cytokinetics will now have exclusive control and responsibility for Cytokinetics’ future development and commercialization of reldesemtiv, CK-601 and other fast skeletal regulatory activator (collectively “FSRA”) compounds and products, and accordingly, Astellas agreed to terminate its license to all FSRA compounds and related products. Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with Cytokinetics’ potential Phase 3 clinical trial of reldesemtiv in ALS up to a maximum contribution by Astellas of $12 million. In addition, Astellas agreed to non-cash contributions to Cytokinetics, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601. Astellas also agreed to the continued conduct of ongoing stability studies pertaining to such existing inventories of active pharmaceutical ingredient, at Astellas’ cost. In exchange, Cytokinetics will pay Astellas a low- to mid- single digit royalty on sales of reldesemtiv in the United States, Canada, United Kingdom and the European Union until the later of (i) ten years following the first commercial sale of such product in a major market country, or (ii) December 31, 2034, subject to certain royalty reduction provisions. Cytokinetics would not owe Astellas royalties on sales of reldesemtiv in any other country, or on the sale of any FSRA compounds or related products other than reldesemtiv.

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

On April 27, 2021, we received written notice of termination from Astellas of the Astellas OSSA Agreement. The effective date of the termination of the Astellas OSSA Agreement was November 1, 2021.

Under the terms of the Astellas OSSA Agreement, Astellas received exclusive rights to co-develop and commercialize skeletal sarcomere activators (other than FSRA compounds and products) in all indications, subject to certain development and commercialization rights of Cytokinetics; Cytokinetics had the right to co-promote and conduct certain commercial activities in the U.S., Canada and/or Europe under agreed scenarios. If development candidates were identified and advanced in clinical research, the Astellas OSSA Agreement contained provisions related to shared development roles between Cytokinetics and Astellas, and opportunities for Cytokinetics to co-invest and/or co-promote under certain conditions. In the case of development candidates taken forward solely by Astellas, Cytokinetics would have received development and regulatory milestones of $25 to $35 million per product, up to $250 million for all products, except under certain scenarios, commercial milestones of up to $200 million, and royalties that ranged from a mid-single digit level to low double-digits. In the event of co-investment by Cytokinetics and approvals in certain indications, Cytokinetics would have received royalties ranging from mid-to-high double digits (not to exceed an incremental rate in the mid-twenties).

Pursuant to the terms of the Astellas OSSA Agreement, upon the effective date of the termination, all licenses and other rights granted to Astellas under the Astellas OSSA Agreement terminated.

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

In 2019, we announced results of FORTITUDE-ALS. FORTITUDE-ALS did not achieve statistical significance for a pre-specified dose-response relationship in its primary endpoint of change from baseline in SVC after 12 weeks of dosing (p=0.11). Similar analyses of ALSFRS-R and slope of the Muscle Strength Mega-Score yielded p-values of 0.09 and 0.31, respectively. However, patients on all dose groups of reldesemtiv declined numerically less than patients on placebo for SVC and ALSFRS-R, with larger differences emerging over time.

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

On August 2, 2021, we announced that COURAGE-ALS was opened to enrollment, and enrollment is currently ongoing.

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

Prior to Amgen’s election to terminate the Amgen Agreement, we relied on Amgen for the supply of omecamtiv mecarbil for use in clinical trials of omecamtiv mecarbil. In furtherance to Amgen’s transition obligations arising as a result of its election to terminate the Amgen Agreement, Amgen transferred to us certain requested quantities of the active pharmaceutical ingredient and finished drug product. In January 2022, we entered into a long-term commercial supply agreement for finished drug product, and we are continuing to seek a long-term commercial supply agreement for the active pharmaceutical ingredient for omecamtiv mecarbil.

We have contract manufacturing arrangements in place with leading contract manufacturers for the development and supply of the active pharmaceutical ingredient and finished drug product for aficamten and reldesemtiv for use in our clinical trials, including SEQUOIA-HCM and COURAGE-ALS.

Intellectual Property Resources

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2021, we owned, co-owned or licensed 74 issued U.S. patents, over 620 issued patents in various foreign jurisdictions, and over 320 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

With regard to our drug candidates directed to muscle biology targets, we have a U.S. patent covering omecamtiv mecarbil, U.S. patents covering our skeletal muscle sarcomere activators including, but not limited to reldesemtiv, and a U.S. patent covering aficamten, which expire in 2027, 2031 and 2039, respectively, unless extended or otherwise adjusted. We also have issued patents in various foreign jurisdictions and additional U.S. and foreign patent applications pending for these drug candidates. It is not known or determinable whether other patents will issue from any of our other pending applications or what the expiration dates would be for any other patents that do issue.

In relation to our collaborations, our partners may develop or have developed, solely or with us, intellectual property rights in connection with our drug candidates. Our collaboration agreements generally contain provisions regarding ownership, prosecution and maintenance, assignment and license rights to enable us to protect and benefit from intellectual property rights that are developed with or by our partners. For example, with respect to the Amgen Agreement, as a result of Amgen’s election to terminate the Amgen Agreement, (i) licenses granted to Amgen under Cytokinetics controlled intellectual property under the Amgen Agreement have terminated and all rights to exploit and practice such intellectual property rights have reverted to us, (ii) Amgen has transferred and assigned to us all rights in and to any trademarks specific to omecamtiv mecarbil and other compounds subject to the Amgen Agreement, (iii) Amgen has granted to us an exclusive worldwide license to Amgen-controlled patent rights relating to omecamtiv mecarbil and other compounds subject to the Amgen Agreement and (iv) Amgen has granted to us a non-exclusive worldwide license with respect to Amgen’s trade secrets that were developed or utilized by Amgen in connection with omecamtiv mecarbil and other compounds subject to the Amgen Agreement solely to develop, manufacture and commercialize omecamtiv mecarbil and such other compounds.

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

New Drug/Marketing Approval Application.  The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. In addition, the FDA may require that a proposed Risk Evaluation and Mitigation Strategy, also known as a REMS, be submitted as part of the NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. Similar, and in some cases additional, requirements apply in foreign jurisdictions for marketing approval applications for drugs in those jurisdictions. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA often, but not always, follows the advisory committee’s recommendations. The FDA may also require preapproval inspections of manufacturing operations and clinical trial sites during the course of NDA review, and findings arising from any of these inspections may delay or prevent the approval of the NDA. The FDA may deny approval of an NDA by issuing a complete response letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical data, including data in a pediatric population, or an additional Phase 3 clinical trial or impose other conditions that must be met in order to secure final approval for an NDA.

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

Health Care Reform.  Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry. Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Moreover, in the United States, there have been several recent Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Coverage and Reimbursement. Our ability to commercialize any of our products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products and will be available from third-party payors. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given drug product, the associated reimbursement rate may not be adequate to cover our costs, including research, development, intellectual property, manufacture, sale and distribution expenses, or may require co‑payments that patients find unacceptably high. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third‑party payors in the United States. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a product is safe, effective and medically necessary; and neither cosmetic, experimental nor investigational. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our approved products. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time‑consuming and costly. Further, coverage policies and third party reimbursement rates may change at any time.

Cytokinetics Human Capital

As of December 31, 2021, we had 253 employees and 114 consultants. 29 of those employees have more than 10 years tenure with us and 68 have over 5 years of service. In 2021 our turnover was 12%, which we believe is a lower attrition rate compared to the industry.

We are committed to fostering and maintaining a culture that engenders collaboration and teamwork, inclusion, respect, transparency and candor. Furthermore, we provide our employees with an array of professional development resources and tools to support their learning, growth and development opportunities. We were honored to be recognized as a San Francisco Times Best Place to Work in 2021.

Our compensation and benefit programs are designed to enable us to attract and retain the best employees in a very competitive life science sector and regularly benchmark and survey the market to ensure we maintain competitive programs and ensuring employees receive equal pay for equal work. In addition, we routinely survey our employees to measure engagement, identify and take action on opportunities for improvement, and share these results with employees.

We have a rigorous annual goal setting and goal evaluation process under the supervision of our Board of Directors and senior management to assist our employees in understanding what is expected of them individually and as an organization.

The company is going into its second year of implementing a Diversity, Equity, Inclusion and Respect program and are fully committed across all aspects of our organization including recruiting and hiring, development and promotion practices. 31% of director-level and above positions were held by ethnic or racial minorities. 43% of director-level and above positions were held by women.

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

We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities and expand our organization to prepare for commercialization of any approved drug. We have funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreements, revenue interest agreements, strategic alliances, long-term debt, other financings, interest on investments and grants. We believe that our existing cash and cash equivalents, short-term investments and interest earned on investments should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, the organizational scale up and associated expenditures with commercial readiness activities to launch approved drugs combined with the absence of any revenues from product sales. For example, we are preparing for a launch of omecamtiv mecarbil in the U.S. requiring additional hiring and investment, and we will also require significant additional funding to enable us to conduct further development of our product candidates. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than through loans under the RP Loan Agreement with RPDF, potential additional revenue interest sale proceeds under the RP Aficamten RPA, and reimbursements, milestone and royalty payments that we may receive under our agreements with Astellas and Ji Xing. We may not receive any further funds under any of these agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us, and if we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities, and our stock price may be negatively affected.

We may not be entitled to obtain additional loan disbursements under the RP Loan Agreement or the RP Aficamten RPA.

On January 7, 2022, we announced that we had entered into the RP Loan Agreement and the RP Aficamten RPA with each of RPDF and RPI ICAV respectively, each such entity being affiliated with Royalty Pharma International plc. Together these agreements make available to us up to $150.0 million in revenue interest sale proceeds under the RP Aficamten RPA and up to $300.0 million in loans, of which a $50.0 million loan and $50.0 million in revenue interest sale proceeds were paid to us at the closing of such transactions. However, additional loan disbursements and sale proceeds are subject to our satisfaction of certain conditions related to the development of aficamten and omecamtiv mecarbil, in certain cases by specific deadlines. Should we not satisfy such conditions by the applicable deadlines, or in the event we fail to meet our obligations or default under these agreements, the actual amount of additional loan disbursements and/or sale proceeds could be substantially less than the maximum amounts available thereunder.

We are subject to counterparty risk under the RP Aficamten RPA and RP Loan Agreement

We are subject to counterparty risk in the event that either RPDF or RP ICAV default on their respective obligations under the RP Loan Agreement or the RP Aficamten RPA respectively.

In respect of the RP Aficamten RPA, our ability to receive additional revenue interest sale proceeds is subject to the risk that RPI ICAV may default or otherwise fail to perform its obligations thereunder to pay us additional revenue interest sale proceeds that we would be entitled to upon satisfaction of certain conditions. In such event, subject to a cure right of RPI ICAV, we will have a limited right to reduce the amount of royalty payable by unless such obligation is contested in good faith, but otherwise our exposure to the credit risk of RPI ICAV will not be secured by any collateral. If RPI ICAV becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction and without any reversion of the revenue interest having been sold to RPI ICAV (other than the aforementioned reduction) and without any recourse against Royalty Pharma International plc or any of its other affiliated or controlled entities.

In respect of the RP Loan Agreement, our ability to receive additional loan disbursements is subject to the risk that RPDF may default or otherwise fail to perform its obligations thereunder to extend additional loan disbursement that we would be entitled to upon satisfaction of certain conditions. In such event, we have no recourse against Royalty Pharma International plc or any of its other affiliated or controlled entities, and in the event of an RPDF insolvency, we would have no rights to additional loan disbursements from RPDF.

Our business is currently adversely affected and could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, including the ongoing COVID-19 pandemic. The COVID-19 pandemic continues to adversely impact our business and could materially and adversely affect our operations, as well as the businesses or operations of our or our partners, manufacturers, CROs or other third parties with whom we or our partners conduct business.

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

In addition, our clinical trials or those conducted by our partners may continue to be adversely affected by the COVID-19 pandemic. For example, in 2020 we temporarily suspended enrollment in METEORIC-HF and REDWOOD-HCM due to the COVID-19 pandemic, although we subsequently resumed enrollment in both trials. Clinical site initiation, conduct, and patient enrollment has been and may continue to be delayed due to prioritization of medical resources toward the COVID-19 pandemic and restrictions on the ability to travel. It may not be possible to carry out some aspects of clinical trial protocols if quarantines or other restrictions impede patient movement or interrupt healthcare services. It may be necessary to suspend enrollment at some or all clinical trial sites to comply with shelter in place orders, and to reduce the risk to patients, their caretakers, and healthcare providers from contracting COVID-19. Patients may be forced to quarantine or comply with shelter-in-place orders or may refuse home healthcare visits, particularly in medically vulnerable patient populations. Similarly, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 but also may be pulled into clinical care and away from clinical research, may adversely impact our or our partner’s clinical trial operations. Further, our clinical trial patients who contract COVID-19 may (i) experience unexpected adverse medical events that could be wrongfully attributable to our investigational drugs, and (ii) experience endpoint events because of COVID-19 that could confound the interpretation of data and results relating to our investigational drugs arising from our clinical trials. Other key clinical trial activities, such as clinical trial site data monitoring and site inspections, may also be adversely affected due to limitations on travel imposed or recommended by governmental authorities, which may impact the integrity of subject data and clinical study endpoints. Finally, disruptions in our supply chain due to loss of the ability of sites to dispense study drug, travel and import/export restrictions or lack of raw materials may result in an interruption, or delays in receiving, supplies of our drug candidates from our contract manufacturing organizations or study sites, which in turn may also adversely affect our clinical trials.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the global COVID-19 pandemic, the FDA had a period during which manufacturing inspections were not conducted, leading to delay, and has resumed on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes and our Term Loan.

As of December 31, 2021, we had $183.0 million aggregate principal amount of indebtedness, comprised of $45.0 million under our Loan and Security Agreement, dated as of May 17, 2019 (the “Term Loan Agreement”) with Oxford Finance LLC (“Oxford”), as collateral agent, and Silicon Valley Bank and Oxford as lenders, and $138.0 million under our convertible senior notes due 2026, or the 2026 Notes. In early January 2022, we repaid in full all amounts outstanding under the Term Loan Agreement with Oxford and Silicon Valley Bank in anticipation of entering into the RP Loan Agreement.

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

Covenants in the RP Loan Agreement, the RP Aficamten RPA, the RP OM RPA, and the indenture related to the 2026 Notes restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. Our operations may not provide sufficient cash to meet our debt repayment obligations.

The RP Loan Agreement, the RP Aficamten RPA, the RP OM RPA, and the indenture related to the 2026 Notes require that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, the RP Aficamten RPA and the RP OM RPA contain certain covenants applicable to us, including among other things, development and commercialization diligence obligations in connection to aficamten and omecamtiv mecarbil and reporting obligations, which could also restrict our business and operations, particularly in connection to our development and commercialization of aficamten and omecamtiv mecarbil.

Our failure to comply with any of the covenants could result in a default under the RP Loan Agreement, the RP Aficamten RPA, the RP OM RPA, or the indenture related to the 2026 Notes, which could permit the counterparties to declare all or part of any outstanding borrowings or other payment obligations to be immediately due and payable and/or enforce any outstanding liens against our assets.

We have no rights to repurchase the revenue interests in omecamtiv mecarbil or aficamten sold to RPFT or RPI ICAV respectively, thereby limiting our ability to eliminate future applicability of the covenants contained in the RP OM RPA and the RP Aficamten RPA, and although we do have voluntary prepayment rights under the RP Loan Agreement, any voluntary prepayment rights will require that we pay RPDF 190% of the principal amount of amounts disbursed to us, thereby making it potentially disadvantageous to voluntarily prepay RPDF prior to the final maturity date applicable to loans outstanding under the RP Loan Agreement.

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

Finally, should we be unable to comply with our covenants or if we default on any portion of our outstanding borrowings under the RP Loan Agreement, in addition to its rights to accelerate and demand for immediate repayment of amounts outstanding under the RP Loan Agreement, we would be liable for default interest at a rate of 4% over the prime rate.

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

Notwithstanding GALACTIC-HF having met its primary efficacy endpoint and the FDA has accepted our NDA for filing, there is no guarantee that the FDA or any other regulatory authority will approve omecamtiv mecarbil.

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

In February 2022, we announced that the FDA had accepted our NDA for omecamtiv mecarbil for the treatment of HFrEF for filing and assigned a PDUFA target action date of November 30, 2022.

Although our supplemental analyses showed that omecamtiv mecarbil potentially has a greater treatment effect in certain subgroups of trial patients and the FDA has accepted our NDA for filing, no assurance can be given that the FDA or any other regulatory authority will consider any such subgroup analysis as the basis for an approval of omecamtiv mecarbil without requiring additional clinical trials or that FDA will ultimately approve omecamtiv mecarbil for the treatment of HFrEF based on our NDA as filed by the FDA, whether by the PDUFA target action date of November 30, 2022 or subsequently.

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

If we encounter difficulties enrolling patients in our clinical trials, including COURAGE-ALS and SEQUOIA-HCM, our clinical development activities could be delayed or otherwise adversely affected.

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

•	the ability to obtain and maintain patient consents;
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion;
•

the effects of the COVID-19 pandemic, including governmental responses and restrictions on movement and the ability of patients to visit clinical trial sites and practicability and/or availability of virtual and/or home healthcare visits.

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

No assurance can be made that Amgen will continue to cooperate with us and take such actions required of Amgen under the Amgen Agreement or our other agreements with Amgen to transition the programs for omecamtiv mecarbil and/or CK-136 to us effectively or efficiently. Amgen may not dedicate sufficient resources to enable a prompt and efficient transition; it could reallocate and not make available to us key personnel who are aware of vital program information; it could provide information and take actions in a uncoordinated and inefficient manner that is difficult for our personnel to receive, understand and/or utilize; it could fail to identify program information that we are unaware of and thereby deny us the benefits of such information; it could immediately halt its regulatory interactions and other development activities and/or obstruct us from undertaking such regulatory interactions and other development activities prior to the effective date of termination of the Amgen Agreement; and it could take a narrow interpretation of its transition obligations under the Amgen Agreement and thereby denying us the ability to continue the development activities of omecamtiv mecarbil or CK-136 without duplicative work, all of which could result in substantial delays in the development and/or commercialization programs related to omecamtiv mecarbil and/or CK-136.

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

The failure to successfully develop, validate and obtain regulatory clearance or approval of a dosage selection test for an assay for plasma concentrations of omecamtiv mecarbil could delay or harm our development and commercialization strategy for omecamtiv mecarbil.

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

We will depend on Ji Xing for the development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan.

Under the terms of the Ji Xing Aficamten License Agreement and the Ji Xing OM License Agreement (together, the “Ji Xing Agreements”), Ji Xing will be responsible for the development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan. The timing and amount of any milestone and royalty payments we may receive under the Ji Xing Agreements will depend in part on the efforts and successful commercialization of aficamten and omecamtiv mecarbil by Ji Xing. We do not control the individual efforts of Ji Xing, and any failure by Ji Xing to devote sufficient time and effort to the development and commercialization of aficamten or omecamtiv mecarbil or to meet its obligations to us, including for future milestone and royalty payments; or to adequately deploy business continuity plans in the event of a crisis, or to satisfactorily resolve significant disagreements with us could each have an adverse impact on our financial results and operations. We will also depend on Ji Xing to comply with all applicable laws relative to the development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan. If Ji Xing were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the Ji Xing Agreements could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan. Alternatively, we may attempt to identify and transact with a new sub-licensee, but there can be no assurance that we would be able to identify a suitable sub-licensee or transact on terms that are favorable to us.

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

We have no manufacturing capacity and depend on contract manufacturers to produce our clinical trial materials, including our drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale.

Amgen had assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Now that Amgen has elected to terminate the Amgen Agreement, we have engaged with Amgen’s existing contract manufacturers for the manufacture and packaging of omecamtiv mecarbil to enter into supply agreements. In January 2022, we entered into a long-term commercial supply agreement for the supply of finished drug product for omecamtiv mecarbil, and we continue to work towards securing a long-term commercial supply agreement for the supply of active pharmaceutical ingredient for omecamtiv mecarbil with Amgen’s previous supplier. Should we fail to reach an agreement therewith on acceptable terms therewith, we may need to transfer the manufacturing of active pharmaceutical ingredient for omecamtiv mecarbil to a new contract manufacturer and incur delays and incur additional costs in doing so.

Under the Ji Xing Agreements, we have committed to providing Ji Xing with supply of aficamten and omecamtiv mecarbil for development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan, which we will have to source from our contract manufacturers. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials, and to fulfil our obligations under the Ji Xing Agreements.

If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues, and also lead to our breach of one or both of the Ji Xing Agreements, giving rise to the ability to terminate such agreements and other adverse consequences as stipulated in the Ji Xing Agreements. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

The mechanisms of action of certain of our drug candidates are unproven, and we do not know whether we will be able to develop any drug of commercial value.

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

We or our licensors may be subject to claims that former employees, collaborators, consultants or other third parties have an interest in our owned, co-owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, collaborators, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship of our or our licensors’ ownership of our owned, co-owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have been granted Breakthrough Therapy Designation for aficamten by the FDA and we may seek additional special designations from regulatory authorities to expedite the review and approval process for our product candidates. However, these designations may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have been granted Breakthrough Therapy Designation for aficamten for oHCM by the FDA and may seek these and/or additional special designations from regulatory authorities to expedite the review and approval process for our product candidates.

A breakthrough therapy is defined as a drug candidate that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically important endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drug candidates designated as breakthrough therapies by the FDA can also be eligible for accelerated approval. If a drug candidate is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the drug candidate sponsor may apply for Fast Track Designation.

Fast Track is an FDA process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. The purpose of the program is to make important new drugs available to the patient earlier. Filling an unmet medical need is defined as providing a therapy where none exists or providing a potential improvement upon the current standard of care. Once a drug candidate receives Fast Track Designation, early and frequent communication between the FDA and the sponsor is encouraged throughout the entire drug development and review process. The frequency of communication assures that questions and issues are resolved quickly, often leading to earlier drug approval and access by patients.

 The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular drug candidate is eligible for a particular designation, we cannot assure you that the FDA would decide to grant it. Accordingly, even if we believe one of our drug candidates meets the criteria for a designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a particular designation for a product candidate may not result in a faster development process, review or approval compared to drug candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification and rescind the breakthrough designation. Further, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from a clinical development program.

If we are unable to maintain any existing Breakthrough Therapy Designation or Fast Track Designation or fail to secure such designation for any additional product candidates, this would have an adverse impact on our development timelines and our ability to obtain approval for and commercialize our product candidates.

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

We currently are building sales and marketing capabilities but do not possess all these capabilities at this time. If we are unable to enter into or maintain strategic alliances with marketing partners or to fully develop our own sales and marketing capabilities, we may not be successful in commercializing omecamtiv mecarbil or our other potential drugs.

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

Even if our drug candidates are approved, we may experience difficulties or delays in achieving market access, reimbursement and favorable drug pricing for our drug products.

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

Specifically in relation to omecamtiv mecarbil, even if such drug candidate is approved by the FDA or other regulatory authorities for commercialization, it may not become a guideline-directed medical therapy for heart failure or it may not reach such status in a timely manner upon commercialization, which may adversely impact its sales prospects. Furthermore, we assume omecamtiv mecarbil will have a disproportionally larger share of Medicare patients relative to commercial and other payors. Overall coverage could be delayed given Medicare’s bid timelines for inclusion in the Medicare Part D formulary. In addition, the rebate levels we may have to offer to PBMs and payors to be included in their formularies may also impact the profitability of omecamtiv mecarbil.

Moreover, pricing of our drug candidates, if approved by the FDA or other regulatory authorities for commercialization, may be impacted by cost-effectiveness and economic analyses by a Health Technology Assessment (HTA) organization such as the Institute for Clinical and Economic Review (“ICER”), an independent non-profit research institute that produces reports analyzing the evidence underlying the effectiveness and value of drugs and other medicinal services. ICER assessments and recommended pricing based on cost-effectiveness may affect our ability to obtain favorable pricing terms with Medicare, Medicaid, VA, DoD, Tri Care, and other commercial payors. For example, in November 2021, ICER published its final evidence report and policy recommendations related to mavacamten, a small molecule myosin inhibitor being developed by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.) that has a similar mechanism of action to aficamten. The report concluded that a majority of contributing panelists found that current evidence was not adequate to demonstrate a net health benefit for mavacamten added to background therapy when compared to background therapy alone or a net health benefit of mavacamten when compared to disopyramide. Moreover, ICER’s final report concluded that modeling short-term clinical benefits of mavacamten over a longer time period produces a health-benefit price benchmark index for mavacamten between $12,000-$15,000 per year, significantly lower than the $75,000 annual price that some industry analysts had forecasted. Whilst not binding on Medicare, Medicaid, VA, DoD, Tri Care, and other commercial payors, or indicative of the net health benefits, ICER could conclude for aficamten a similar conclusion that could adversely impact our ability to obtain favorable pricing.

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

Failure to obtain regulatory approvals in foreign jurisdictions would prevent us from marketing our products internationally.

In order to market any product in the EEA (which is composed of the 27 member states of the E.U. plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). Before the MA is granted, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file we may not receive necessary approvals to commercialize our products in any market.

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

Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third‑party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time‑consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what third-party will decide with respect to coverage and reimbursement for our products. Coverage policies and third party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since its enactment, there have been executive, judicial and Congressional challenges to numerous elements of the ACA, as well as efforts to repeal or replace certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to executive, judicial, and Congressional challenges in the future. It is unclear how any such challenges will impact the ACA and our business. The U.S. Congress may consider and adopt other legislation to repeal and replace all or certain elements of the ACA. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system which may adversely affect our business in unpredictable ways.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, there is proposed legislation that would require (i) the Department of Health and Human Services to directly negotiate drug prices with manufacturers and require rebates for drugs covered under Medicare Part B whose price rises above inflation and (ii) restructuring the Medicare Part D benefit, imposing more financial responsibility on certain drug manufacturers. No legislative actions have been finalized. However, we cannot predict the timing or substance of proposals that may be adopted in the future, particularly in light of the difficulty of advancing legislation through Congress. The continuing efforts of governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare, including by imposing price controls, may adversely affect the demand for our product candidates for which we obtain regulatory approval and our ability to set a price that we believe is fair for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

•

The federal Physician Payments Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the HHS information related to payments and other transfers of value made to or at the request of physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law.

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

We may collect, process, use or transfer personal information from individuals located in the E.U. in connection with our business, including in connection with conducting clinical trials in the E.U. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the E.U. The collection and use of personal health data in the E.U. are governed by the provisions of the General Data Protection Regulation ((EU) 2016/679) (“GDPR”). This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the E.U. may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the EEA, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing United States companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the United States Department of Commerce. However, the Court of Justice of the EU recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Although we rely primarily on individuals’ explicit consent to transfer their personal information from Europe to the United States and other countries, in certain cases we have relied or may rely on the Standard Contractual Clauses. Authorities in the United Kingdom and Switzerland, whose data protection laws are similar to those of the EU, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal information transfers from those countries to the United States. As such, if we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or implement another valid compliance solution, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from Europe. Inability to import personal information from the EEA, United Kingdom or Switzerland may also restrict our clinical trial activities in Europe; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

Our federal NOLs generated in taxable years beginning prior to 2018 will continue to be governed by tax rules in effect prior to the Tax Cuts and Jobs Act (the “Tax Act”), with unused NOLs expiring 20 years after we report a tax loss. These NOLs could expire unused and be unavailable to offset future taxable income. We cannot predict if and to what extent various states will conform to the Tax Act, as modified by additional tax legislation enacted in 2020.

In addition, generally, if one or more stockholders or groups of stockholders who owns at least 5% of our stock increases its ownership by more than 50% over its lowest ownership percentage within a three-year testing period, an ownership change occurs (an “Ownership Change”). Our ability to utilize our NOLs and tax credit carryforwards to reduce taxes payable in a year we have taxable income may be limited if there has been an Ownership Change in our stock. Similar rules may apply under state tax laws. We may experience Ownership Changes in the future as a result of future stock sales or other changes in the ownership of our stock, some of which are beyond our control and, as a result, NOLs generated in taxable years beginning 2017 and before, may expire unused.

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

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this comprehensive tax legislation resulted in an overall reduction in our deferred tax assets, and our business and financial condition could still be adversely affected as additional guidance and regulations are issued with respect to the original tax law change. In addition, it is uncertain if and to what extent various states will conform to this comprehensive tax legislation, and states may enact suspensions or limitations on the use of net operating losses and tax credits (including, without limitation, California legislation enacted in 2020 that suspends the use of California NOLs and limits the use of certain California tax credits for certain periods). Furthermore, proposals have been made in Congress (which have not yet been enacted) to make further changes to the federal income tax laws applicable to corporations that could have an adverse impact on us. The impact of the 2017 tax legislation on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this comprehensive tax legislation and the potential tax consequences of investing in or holding our common stock, including potential additional proposed federal tax law changes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our material facilities consist of 234,892 square feet of leased office and laboratory space at 350 Oyster Point, South San Francisco, California. Our lease over the aforementioned property expires in 2034.

We believe that these facilities are suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information for common stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “CYTK.” On February 22, 2022, the last reported sale price for our common stock was $33.69 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends.

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

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) The NASDAQ Composite Index, and (ii) The NASDAQ Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2016 in each of our common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the NASDAQ Biotechnology Index, and (b) the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date.

$100 investment in stock or index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Cytokinetics, Inc.	$100.00	$67.08	$52.02	$87.33	$171.03	$375.14
Nasdaq Composite Index	100.00	128.24	123.26	166.68	239.42	290.63
Nasdaq Biotechnology Index	100.00	121.06	109.77	136.56	171.64	170.55

Holders of Record

As of February 22, 2022, we had 50 holders of record of common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Unregistered Sales of Equity Securities

On December 20, 2021, we entered into common stock purchase agreements with each of the RTW Investors. These common stock purchase agreements provided for the sale and issuance of an aggregate of 511,182 shares of common stock of Cytokinetics at a price per share of $39.125 and an aggregate purchase price of $20.0 million. The closing occurred on December 20, 2021.

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

Our clinical-stage drug candidates are: omecamtiv mecarbil, a novel cardiac myosin activator, CK-136, a novel cardiac troponin activator, reldesemtiv, a novel fast skeletal muscle troponin activator, aficamten, a novel cardiac myosin inhibitor, and CK-271, our second novel cardiac myosin inhibitor.

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

Research and Development Cost Reimbursements: Our now terminated collaboration agreements with Amgen and Astellas, namely the Amgen Agreement and the Astellas OSSA Agreement, included promises of research and development services. We have determined that these services collectively are distinct from the licenses provided to Astellas and Amgen under such agreements, and as such, these promises are accounted for as a separate performance obligation to be recognized over time. We recognize revenue for these services as the performance obligations are satisfied, which we estimate using internal development costs incurred.

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

Revenue Participation Right Purchase Agreements

We have entered into certain revenue participation right purchase agreements with certain investors, pursuant to which such investors purchased rights to royalties from certain revenue streams in exchange for consideration. We typically account for such agreements as debt to be amortized under the effective interest rate method over the life of the related royalty stream, when we have continuing involvement with the underlying R&D. We typically account for such agreements as deferred income to be amortized under the units-of-revenue method, when there is no continuing involvement with the underlying R&D.

Revenue participation right purchase agreements are recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. We will periodically assess the amount and timing of expected royalty payments and account for any changes in such estimates on a prospective basis.

Results of Operations

A discussion of our results of operations for the year ended December 31, 2019 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.

Revenues

Our revenues since inception were primarily from our strategic alliances. Under our now terminated collaboration agreements with Amgen and Astellas, namely the Amgen Agreement and the Astellas OSSA Agreement, we received payments including upfront license fees, reimbursements of internal costs of certain FTEs and costs to support research and development programs, and milestone payments. We have not generated any revenue from commercial product sales to date.

2021 license revenues were the result of a series of transactions we entered into with RTW Royalty Holdings and Ji Xing (together, the “2021 RTW Transactions”). 2020 license revenues were the result of a series of transactions we entered into with RTW Royalty Holdings and Ji Xing (together, the “2020 RTW Transactions”).

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. We expect that our revenue will continue to fluctuate in future periods.

Revenues in 2021, 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,			Change
	2021	2020	2019	2021-2020	2020-2019
	(In millions)
Research and development revenues	$10.6	$16.5	$26.9	$(5.9)	$(10.4)
License revenues	54.9	36.5	—	18.4	36.5
Milestone revenues	5.0	2.8	—	2.2	2.8
Total revenues	$70.5	$55.8	$26.9	$14.7	$28.9

Research and development revenues in 2021 and 2020 were primarily from Astellas and Amgen under the Astellas OSSA Agreement, the Astellas FSRA Agreement and the Amgen Agreement.

Research and development revenues from Astellas were $3.2 million and $6.6 million in 2021 and 2020, respectively, for reimbursements under the Astellas FSRA Agreement and the Astellas OSSA Agreement in 2021 and the Astellas OSSA Agreement in 2020.

Research and development revenues from Amgen were $7.3 million and $10.0 million in 2021 and 2020, respectively, for reimbursements.

License revenues for 2021 were the result of the Ji Xing OM License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. License revenue was $54.9 million and consisted of the residual allocation of consideration from the 2021 RTW Transactions.

License revenues for 2020 were the result of the Ji Xing Aficamten License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize aficamten in China and Taiwan. License revenue was $36.5 million and consisted of the residual allocation of consideration from the 2020 RTW Transactions. In 2021, we recognized a $5.0 million in milestone revenues from Ji Xing under the Ji Xing Aficamten License Agreement for having achieved initiation of a phase 3 clinical trial for aficamten in obstructive HCM. Although our contractual right to payment has not yet arisen under the Ji Xing Aficamten Agreement, we determined recognition of the milestone in accordance with ASC 606 in 2021 was appropriate based on our expected initiation of a phase 3 clinical trial of aficamten in oHCM. Milestone revenues from 2020 were $2.8 million and consisted primarily of the milestone earned from Ji Xing for the first patient dosed in Cohort 2 of REDWOOD-HCM.

We do not expect future revenues from Amgen or Astellas under the Amgen Agreement and the Astellas OSSA Agreement due to the termination thereof in 2021. Co-funding under the Astellas FSRA Agreement for the conduct of COURAGE-ALS will continue until the $12.0 million cap is reached.

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

Research and development expenses by program for 2021, 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,			Change
	2021	2020	2019	2021-2020	2020-2019
	(In millions)
Cardiac muscle contractility	$102.5	$53.0	$45.8	$49.5	$7.2
Skeletal muscle contractility	27.9	17.1	14.6	10.8	2.5
All other research programs	29.5	26.9	25.7	2.6	1.2
Total research and development expenses	$159.9	$97.0	$86.1	$62.9	$10.9

Research and development expenses increased to $159.9 million in 2021 from $97.0 million in 2020 primarily due to higher expenses for our clinical development activities for our cardiac muscle inhibitor programs, for COURAGE-ALS, for facilities expense due to the Oyster Point Lease recorded in 2021, and for regulatory filing costs. In addition, we incurred transition costs related to the termination of our collaboration with Amgen and our purchase from Amgen of approximately $14.6 million of materials including manufactured quantities of the active pharmaceutical ingredient for omecamtiv mecarbil.

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

Under our strategic alliance with Amgen, Amgen was responsible for the development of omecamtiv mecarbil until the effective termination of the Amgen Agreement, which occurred on May 20, 2021. Following the effective termination of the Amgen Agreement, we have continued the Phase 3 development of omecamtiv mecarbil for the potential treatment of heart failure, at our own cost. We expect to continue the development of aficamten to assess the potential of aficamten to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM. Under our strategic alliances with Ji Xing, Ji Xing is responsible for the development of aficamten and omecamtiv mecarbil in China and Taiwan, and we may be entitled to receive milestone payments upon the achievement of certain development and commercial milestones.

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

General and administrative expenses by program for 2021, 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,			Change
	2021	2020	2019	2021-2020	2020-2019
	(In millions)
Total general and administrative expenses	$96.8	$52.8	$39.6	$44.0	$13.2

General and administrative expenses increased to $96.8 million in 2021 from $52.8 million in 2020, primarily due to higher outside service spend in anticipation of the potential commercial launch of omecamtiv mecarbil, an increase in personnel related costs including stock-based compensation and facilities expense due to the Oyster Point Lease recorded in 2021.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for 2021, 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,			Change
	2021	2020	2019	2021-2020	2020-2019
	(In millions)
Term loan	$4.8	$4.9	$5.2	$(0.1)	$(0.3)
Convertible notes	11.5	10.8	1.4	0.7	9.4
Warrants	—	0.2	—	(0.2)	0.2
Other	0.1	0.1	—	—	0.1
Total interest expense	$16.4	$16.0	$6.6	$0.4	$9.4

Interest expense in 2021 and 2020 consists of interest expense related to the Term Loan Agreement and respective warrants by and among the Company, Oxford and Silicon Valley Bank and interest expense related to the 2026 Notes. Approximately half of the 2026 Notes’ interest expense is due to the amortization of the discount associated with the equity component of the 2026 Notes.

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense comprised of the RPI OM Liability under the RP OM RPA related to sale of future royalties in 2021, 2020 and 2019 results from accretion of the liability related to sale of future royalties. In 2021, we updated our analyses to reflect our current assumptions resulting from ongoing market research in the U.S. and to reflect other adjustments in connection with our anticipated commercialization. Our estimates regarding the amount of future royalty payments decreased and the time periods within which we anticipated that such payments will be due changed. Each of these adjustments is accounted for on a prospective basis in our liability calculation and resulted in a decline in our imputed interest rate and noncash interest expenses from 15% and $22.7 million in 2020 to 10% and $12.9 million in 2021, respectively. In 2021, the change in estimate had no impact on revenue and reduced the net loss by $11.5 million. The change in accounting estimate reduced the net loss per share by $0.15 in 2021. We review our assumptions on a quarterly basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA for 2021, 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,			Change
	2021	2020	2019	2021-2020	2020-2019
	(In millions)
Non-cash interest expense recognized	$12.9	$22.7	$20.7	$(9.8)	$2.0

Interest and Other Income, net

Interest and other income, net for 2021, 2020 and 2019 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	December 31, 2021	December 31, 2020
	(In millions)
Financial assets:
Cash and cash equivalents	$112.7	$83.0
Short-term investments	359.0	381.1
Total cash, cash equivalents and marketable securities	$471.7	$464.1
Borrowings:
Term loan, net	$47.4	$46.2
Convertible notes, net	95.5	89.5
Total borrowings	$142.9	$135.7
Working capital:
Current assets	$535.7	$474.2
Current liabilities	71.9	31.2
Working capital	$463.8	$443.0

The following table shows a summary of our cash flows for the periods set forth below:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Net cash (used in) provided by operating activities	$(142.5)	$8.9	$(90.9)
Net cash used in investing activities	(147.8)	(196.5)	(74.7)
Net cash provided by financing activities	320.0	234.1	159.8
	$29.7	$46.5	$(5.8)

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

Net cash used in operating activities of $142.5 million for 2021 which include a net loss of $215.3 million was largely due to ongoing research and development activities, general and administrative expenses to support those activities, and operating lease liability related to the existing and new leases. Net loss for 2021 included, among other items: non-cash stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash interest expense related to debt.

Net cash used in investing activities of $147.8 million in 2021 was primarily due to purchases of investments and property and equipment offset by proceeds from maturity of investments.

Net cash provided by financing activities of $320.0 million in 2021 was primarily due to $296.9 million of proceeds related to issuance of common stock in an underwritten public offering and stock-based activities.

2021 Ji Xing and RTW Transactions

On December 20, 2021, we entered into the Ji Xing OM License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Ji Xing OM License Agreement, we are the beneficiary of a nonrefundable $50.0 million payment obligation from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to FDA an NDA for omecamtiv mecarbil. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

In addition to the Ji Xing OM License Agreement, we entered into common stock purchase agreements with each of the RTW Investors, pursuant to which we sold and issued an aggregate of 0.5 million shares of our common stock at a price per share of $39.125 and an aggregate purchase price of $20.0 million.

2020 Ji Xing and RTW Transactions

On July 14, 2020, we entered into a series of agreements comprised of the Ji Xing Aficamten License Agreement, three common stock purchase agreements for the sale of Cytokinetics common stock to the RTW Investors (as defined below), an agreement to sell to RTW Royalty Holdings Designated Activity Company (“RTW Royalty Holdings”) our interest in certain future royalties on net sales of products containing the compound mavacamten that is being developed by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.) and a funding agreement pursuant to which we had the option to sell to RTW Royalty Holdings a revenue interest in certain of our future sales of aficamten, upon the achievement of certain clinical trial milestones, in exchange for future royalty payments as further discussed below. As a result, we have or expect to receive a combination of committed funding and sale proceeds from the RTW Investors, RTW Royalty Holdings and Ji Xing.

Under the Ji Xing Aficamten License Agreement, we granted to Ji Xing an exclusive license to develop and commercialize aficamten in China and Taiwan. Under the terms of the Ji Xing Aficamten License Agreement, we received from Ji Xing an upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in the field of oHCM and/or nHCM and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing Aficamten License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

Under that certain Royalty Purchase Agreement, dated July 14, 2020, we sold to RTW Royalty Holdings our rights to receive certain payments on the net sales of products containing the compound mavacamten, a cardiac myosin inhibitor under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. for an one-time payment of $85 million.

We also entered into common stock purchase agreements with each of RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited (collectively, the “RTW Investors”), we sold and issued an aggregate of 2.0 million shares of our common stock at a price per share of $25.00 and an aggregate purchase price of $50.0 million.

Finally, we also entered into a Funding Agreement (the “Funding Agreement”) with RTW Royalty Holdings. Pursuant to the Funding Agreement, RTW Royalty Holdings has committed to provide up to $90.0 million (the “Funding Commitment”), to fund our development and commercialization of aficamten in nHCM and oHCM in exchange for the Funding Commitment and upon receipt of such funding from RTW Royalty Holdings, we would have been liable to make payments to RTW Royalty Holdings equal to 2%, if RTW Royalty Holdings funds $45.0 million of the Funding Commitment, or 4%, if RTW Royalty Holdings funds the full $90.0 million of the Funding Commitment, in each case in respect of net sales of CK-274 by us and any of our licensees in the United States, the European Union, Switzerland, the United Kingdom and certain other countries in Europe. However, on January 7, 2022, we announced that we had elected to unilaterally terminate the Funding Agreement in connection with our entry into the RP Aficamten RPA. At the time of its termination, we had not exercised any rights to sell any revenue interest in aficamten under the Funding Agreement.

Future Sources and Uses of Cash

2022 Royalty Pharma Transactions

On January 7, 2022, we announced that we had entered into the RP Loan Agreement and the RP Aficamten RPA with RPDF and RPI ICAV respectively, each of which are affiliated with Royalty Pharma International plc.

Under the RP Loan Agreement, we are entitled to receive up to $300.0 million in term loans, $50.0 million of which was disbursed to us on closing and the remaining $250.0 available to us upon our satisfaction of customary disbursement conditions and certain development conditions by specific deadlines, as follows:

•	$50.0 million of tranche 2 term loans during the one year period following the receipt on or prior to December 31, 2022 of marketing approval from FDA of omecamtiv mecarbil;
•

$25.0 million of tranche 3 term loans during the one year period following the commercial availability of a diagnostic test measuring levels of omecamtiv mecarbil to support the final FDA label language applicable to such drug, subject to such commercial availability and the conditions to the tranche 2 term loans having occurred on or prior to December 31, 2022;

•	$75.0 million of tranche 4 term loans during the one year period following the receipt on or prior to September 30, 2024 of positive results from SEQUOIA-HCM, the Phase 3 trial for aficamten; and
•

$100.0 million of tranche 5 term loans during the one year period following the acceptance by the FDA on or prior to March 31, 2025 of an NDA for aficamten, subject to the conditions to the tranche 4 term loans having occurred on or prior to September 30, 2024.

Each term loan under the RP Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such Term Loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the term loan (such amount with respect to each Term Loan, “Final Payment Amount”).

We may prepay the term loans in full (but not in part) at any time at our option by paying an amount equal to the unpaid portion of Final Payment Amount for the outstanding Term Loans; provided that if the conditions for either the tranche 4 term loans or the tranche 5 term loans have been met, we must have borrowed at least $25 million principal amount of the tranche 4 or 5 term loans. In addition, the term loans under the RP Loan Agreement are repayable in full at the option of either us or the lender in an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans upon a change of control of Cytokinetics.

In addition, on January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees in exchange for up to $150.0 million in consideration, $50.0 million of which was paid on the closing date, $50.0 million of which is payable following the initiation of the first pivotal trial in oHCM for aficamten and $50.0 million of which is payable following the initiation of the first pivotal clinical trial in nHCM for aficamten. The RP Aficamten ARPA also provides that the parties will negotiate terms for additional funding if we achieve proof of concept results in certain other indications for aficamten, with a reduction in the applicable royalty if we and RPI ICAV fail to agree on such terms in certain circumstances.

Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances.

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

As a result of Amgen’s and Servier’s elections to terminate the Amgen Agreement and the Servier Agreement respectively, we will dedicate resources to ensure the transition of the programs related to omecamtiv mecarbil and CK-136 to us. Finally, notwithstanding the expansion of our collaboration with Ji Xing to include omecamtiv mecarbil in December 2021 and our recent financing transactions with entities affiliated with Royalty Pharma International plc in January 2022, we plan to continue to evaluate a wide range of corporate development strategies for potential co-development, co-commercialization and licensing deals in relation to omecamtiv mecarbil and our other drug candidates in order to mitigate the cost effects of the termination of the Amgen Agreement and Servier Agreement and enhance our commercial capabilities. These cost effects of termination include forfeiture of potential milestone payments from Amgen to us, as well as additional costs to us relating to clinical studies, regulatory filing, and commercialization of omecamtiv mecarbil.

We have incurred an accumulated deficit of $1,207.6 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash and short-term investments of $471.6 million, which consisted of consist of U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, global portfolio of corporate debt and money market fund. To reduce the volatility relating to these exposures, we have put investment and risk management policies and procedures in place. The primary objective of our investment activities is to preserve capital to fund our operations. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily Euro and GBP and we therefore are subject to foreign currency exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of operating activities. Foreign currency transaction gains and losses have not been material to our financial statements for the year ended December 31, 2021. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cytokinetics, Incorporated (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Estimates Related to Revenue Participation Right Purchase Agreements
Description of the Matter

As of December 31, 2021, the Company had a liability related to the sale of future royalties, net of $179.1 million, and deferred revenue related to the sale of a different royalty stream of $87.0 million. The Company recognized non-cash interest expense on the liability related to the sale of future royalties of $12.9 million for the year ended December 31, 2021. As described in Note 7 to the consolidated financial statements, the Company has entered into agreements with counterparties to monetize future royalty payments that the Company is either entitled to receive upon commercialization of certain products that were previously licensed to others or that it will commercialize itself. Cash is received upon execution of such revenue participation right purchase agreements, which are then accounted for as either a liability if the Company has significant continuing involvement in the related royalty stream or as deferred revenue if there is no significant continuing involvement. Regardless of whether there is significant continuing involvement, the Company is required to estimate the amount and timing of future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources.

There are a number of factors that could materially affect the amount and timing of royalty payments, most of which are not within the Company’s control and management’s estimates of the amount and timing of royalty payments to be received or paid require the use of significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs can include, to the extent applicable, estimates of patient populations, selling price, peak sales and sales ramp, the expected term of the related royalty streams, the timing of expected product launch and its impact on royalty rates, as well as the overall probability of clinical success and regulatory approval. A significant change in unobservable inputs could result in a material increase or decrease to the amount and timing of future cash flows

Auditing management’s estimates of future royalty payments was especially challenging due to the significant judgment used by management in estimating the amount and timing of such payments, which required the use of subjective inputs.

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

As described in Note 3, collaboration arrangements may include multiple elements such as license fees, milestone payments, royalties, and research and development cost reimbursement. Further, collaborations may include the delivery of various goods or services to the collaboration partner such as licenses to intellectual property or research and development services. The Company recognized $54.9 million as license revenue during 2021 under the agreement with Ji Xing Pharmaceuticals Limited (the “Ji Xing OM License Agreement”).

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

To test the accounting for the Ji Xing OM License Agreement, we tested and evaluated, among other things, the performance obligation identified, the estimates and assumptions used to determine the transaction price, and the allocation of the transaction price to the performance obligation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Redwood City, California

February 25, 2022

CYTOKINETICS, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$112,666	$82,985
Short-term investments	358,972	381,075
Accounts receivable	51,819	4,420
Prepaid expenses and other current assets	12,215	5,741
Total current assets	535,672	474,221
Long-term investments	152,050	36,954
Property and equipment, net	73,271	13,346
Operating lease right-of-use assets	73,138	2,924
Other assets	7,188	6,358
Total assets	$841,319	$533,803
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,087	$8,050
Accrued liabilities	34,370	19,315
Short-term operating lease liabilities	14,863	2,785
Other current liabilities	1,540	1,049
Total current liabilities	71,860	31,199
Term loan, net	47,367	46,209
Convertible notes, net	95,471	89,504
Liabilities related to revenue participation right purchase agreement, net	179,072	166,068
Long-term deferred revenue	87,000	87,000
Long-term operating lease liabilities	112,229	440
Other non-current liabilities	4,457	—
Total liabilities	597,456	420,420
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 163,000,000 shares
Issued and outstanding: 84,799,542 shares at December 31, 2021 and 71,015,183 shares at December 31, 2020	84	70
Additional paid-in capital	1,452,268	1,105,470
Accumulated other comprehensive (loss) income	(869)	149
Accumulated deficit	(1,207,620)	(992,306)
Total stockholders’ equity	243,863	113,383
Total liabilities and stockholders’ equity	$841,319	$533,803

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Research and development revenues	$10,572	$16,527	$26,868
License revenues	54,856	36,501	—
Milestone revenues	5,000	2,800	—
Total revenues	70,428	55,828	26,868
Operating expenses:
Research and development	159,938	96,951	86,125
General and administrative	96,803	52,820	39,610
Total operating expenses	256,741	149,771	125,735
Operating loss	(186,313)	(93,943)	(98,867)
Interest expense	(16,440)	(15,963)	(6,623)
Non-cash interest expense on liability related to sale of future royalties	(12,892)	(22,713)	(20,737)
Interest and other income, net	331	5,329	4,535
Net loss	$(215,314)	$(127,290)	$(121,692)
Net loss per share — basic and diluted	$(2.80)	$(1.97)	$(2.11)
Weighted-average number of shares used in computing net loss per share — basic and diluted	76,886	64,524	57,575
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net	(1,018)	(530)	179
Comprehensive loss	$(216,332)	$(127,820)	$(121,513)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(loss) Income	Deficit	Equity (Deficit)
Balance, December 31, 2018	54,717,906	55	768,703	500	(743,324)	25,934
Exercise of stock options	131,909	—	1,017	—	—	1,017
Issuance of common stock under at-the-market offering, net of issuance costs	3,984,849	4	36,210	—	—	36,214
Issuance under Employee Stock Purchase Plan	172,113	—	1,108	—	—	1,108
Vesting of restricted stock units, net of taxes withheld	165,347	—	(732)	—	—	(732)
Issuance of warrants	—	—	185	—	—	185
Equity component of convertible notes	—	—	49,477	—	—	49,477
Capped call options associated with convertible notes	—	—	(13,386)	—	—	(13,386)
Stock-based compensation	—	—	10,759	—	—	10,759
Other comprehensive income	—	—	—	179	—	179
Net loss	—	—	—	—	(121,692)	(121,692)
Balance, December 31, 2019	59,172,124	59	853,341	679	(865,016)	(10,937)
Exercise of stock options	943,505	1	7,610	—	—	7,611
Exercise of warrants	104,890	—	—	—	—	—
Claims settlement under Section 16(b)	—	—	2,151	—	—	2,151
Underwritten public offering of common stock, net of discounts, commissions and offering cost	8,385,417	8	188,875	—	—	188,883
Issuance of common stock upon private placement	2,000,000	2	36,435	—	—	36,437
Issuance of common stock under Employee Stock Purchase Plan	134,684	—	1,509	—	—	1,509
Vesting of restricted stock units, net of taxes withheld	274,563	—	(2,255)	—	—	(2,255)
Issuance of warrants	—	—	184	—	—	184
Stock-based compensation	—	—	17,620	—	—	17,620
Other comprehensive loss	—	—	—	(530)	—	(530)
Net loss	—	—	—	—	(127,290)	(127,290)
Balance, December 31, 2020	71,015,183	70	1,105,470	149	(992,306)	113,383
Exercise of stock options	1,304,347	3	11,017	—	—	11,020
Vesting of restricted stock units, net of taxes withheld	360,050	—	(4,449)	—	—	(4,449)
Net share settlement	—	—	(418)	—	—	(418)
Underwritten public offering of common stock, net of discounts, commissions and offering cost	11,500,000	11	296,894	—	—	296,905
Issuance of common stock upon private placement	511,182	—	15,144	—	—	15,144
Issuance of common stock under Employee Stock Purchase Plan	108,780	—	1,778	—	—	1,778
Stock-based compensation	—	—	26,832	—	—	26,832
Other comprehensive loss	—	—	—	(1,018)	—	(1,018)
Net loss	—	—	—	—	(215,314)	(215,314)
Balance, December 31, 2021	84,799,542	$84	$1,452,268	$(869)	$(1,207,620)	$243,863

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(215,314)	$(127,290)	$(121,692)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreement	13,004	22,792	20,737
Non-cash stock-based compensation expense	26,832	17,620	10,759
Non-cash lease expense	7,361	4,221	3,552
Impairment of right-of-use assets	2,844	—	—
Depreciation and amortization of property and equipment	2,276	1,831	1,293
Gain on investment, net	—	(573)	—
Interest receivable and amortization on investments	4,894	(1,194)	(2,587)
Non-cash interest expense related to debt	7,125	6,640	919
Changes in operating assets and liabilities:
Accounts receivable	(47,399)	743	(2,932)
Contract assets	—	—	4,554
Prepaid and other assets	(7,381)	(5,162)	(3,862)
Accounts payable	1,055	(110)	4,396
Accrued and other liabilities	15,060	7,117	(2,168)
Deferred revenue	—	87,000	—
Operating lease liabilities	43,472	(4,692)	(3,876)
Other non-current liabilities	3,649	—	—
Net cash (used in) provided by operating activities	(142,522)	8,943	(90,907)
Cash flows from investing activities:
Purchases of investments	(525,042)	(435,825)	(277,883)
Maturities of investments	422,837	247,301	202,599
Sales of investments	3,300	3,061	3,196
Purchases of property and equipment	(48,872)	(11,052)	(2,619)
Net cash used in investing activities	(147,777)	(196,515)	(74,707)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net of discounts, commissions and offering cost	296,905	188,883	—
Proceeds from private placement, net	15,144	36,225	—
Proceeds from stock-based award activities, net	7,931	6,865	1,393
Claims settlement under Section 16(b)	—	2,151	—
Net proceeds from long-term debt, net of debt discount and issuance costs	—	—	1,710
Net proceeds from convertible notes, net of debt discount and issuance costs	—	—	133,860
Issuance of common stock under at-the-market offering, net of issuance costs	—	—	36,214
Purchase of capped call options associated with convertible notes	—	—	(13,386)
Net cash provided by financing activities	319,980	234,124	159,791
Net increase (decrease) in cash and cash equivalents	29,681	46,552	(5,823)
Cash and cash equivalents, beginning of period	82,985	36,433	42,256
Cash and cash equivalents, end of period	$112,666	$82,985	$36,433

Supplemental cash flow disclosures:
Cash paid for interest	9,175	9,620	4,059
Right-of-use assets recognized in exchange for operating lease obligations	80,395	1,106	10,687
Right-of-use assets recognized in exchange for finance lease obligations	1,294	—	—
Amounts unpaid for purchases of property and equipment	11,982	—	—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $1,207.6 million since inception and there can be no assurance that we will attain profitability. We had a net loss of $215.3 million and net cash used in operations of $142.5 million for the year ended December 31, 2021. Cash, cash equivalents and investments increased to $623.7 million as of December 31, 2021 from $501.0 million as of December 31, 2020. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Based on the current status of our research and development activities, we believe that our existing cash, cash equivalents and investments will be sufficient to fund cash requirements for at least the next 12 months after the issuance of these consolidated financial statements. If, at any time, our prospects for financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of one or more of our research or development programs. Alternatively, we might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics, Incorporated and its wholly-owned subsidiary and have been prepared in accordance with GAAP. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform the prior period presentation to the current year.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our exposure to credit risk associated with non-payment is limited to Astellas Pharma Inc. for co-funding one-third of the out-of-pocket clinical development costs which may be incurred in connection with Cytokinetics’ Phase 3 clinical trial, COURAGE-ALS, of reldesemtiv in ALS up to a maximum contribution by Astellas of $12.0 million, to our strategic partner in the People’s Republic of China (including the Hong Kong and Macau Special Administration Districts) (“China”) and Taiwan, Ji Xing Pharmaceuticals Limited (“Ji Xing”), and Royalty Pharma Investments ICAV (“RPI ICAV”), to whom we sold a revenue interest in our net sales of pharmaceutical products containing aficamten under a revenue interest purchase agreement, dated January 7, 2022 (the “RP Aficamten RPA”), as further described in Note 11 below.

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

Investments

Available-for-sale investments.  Our investments consist of U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, global portfolio of corporate debt and money market funds. We designate all investments as available-for-sale and report them at fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income and loss. The cost of securities sold is based on the specific-identification method. Investments with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest and other income, net. Recognized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in Interest and other income, net. Interest and dividends on securities classified as available-for-sale are included in Interest and other income, net.

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

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally three years for computer equipment and software, five years for laboratory equipment and office equipment, and seven years for furniture and fixtures. Amortization of leasehold improvements and finance lease right-of-use assets are computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically ranging from three to twenty-two years. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations.

Impairment of Long-lived Assets

We review long-lived assets, including property, equipment and right-of-use assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. We would recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

We determine if the arrangement contains a lease at inception based on whether the contract conveys the right to control the use of an identified asset. The lease classification is determined at lease commencement, which is the date the underlying asset is available for use by the Company, and preliminary based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. In addition to the fixed minimum lease payments required under the lease arrangements, certain leases include payments of operating expenses that may be revised based on the landlord’s estimate. These variable payments are excluded from the lease payments used to determine the right-of-use asset and lease liability and are recognized when the associated activity occurs.

We recognize right-of-use assets and short-term and long-term lease liabilities on our consolidated balance sheets for operating leases. The right-of-use asset and short-term and long-term lease liabilities for finance leases are recognized in property and equipment, other current liabilities, and other non-current liabilities, respectively, on the consolidated balance sheets.

In determining the present value of lease payments, we estimated our incremental borrowing rate based on information available upon commencement. We base the lease liabilities on the present value of remaining lease payments over the remaining terms of the leases using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The initial right-of-use asset, for both operating and finance leases, is measured based on the lease liability adjusted for any initial direct costs, lease prepayments, and lease incentives.

We recognize rent expense for operating leases on a straight-line basis over the lease term in operating expenses on the consolidated statements of operations. Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the expected useful life or the lease term, and the carrying amount of the lease liability is adjusted to reflect interest, which is recorded in interest expense.

We exclude from our consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases). We account for lease and non-lease components as a single component for our operating leases.

Our operating leases consist of the facilities leases with KR Oyster Point 1, LLC (the “Kilroy Lease”) and Britannia Pointe Grand Limited Partnership (the “Britannia Leases”) and our finance leases are for laboratory equipment.

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

Research and Development Cost Reimbursements: Our joint programs with Astellas under that certain License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020, as amended (the “Astellas OSSA Agreement”), and with Amgen under that certain Collaboration and Option Agreement, dated December 29, 2006, as amended (the “Amgen Agreement”) (both of the Astellas OSSA Agreement and the Amgen Agreement having now been terminated), included promises of research and development services. We also entered into the Fast Skeletal Regulatory Activator Agreement with Astellas, dated April 23, 2020 (the “Astellas FSRA Agreement”). Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12.0 million. We determined that these services collectively were distinct from any licenses provided to Astellas and Amgen under such agreements, and as such, these promises were accounted for as a separate performance obligation recorded over time. We recognized revenue for these services as the performance obligations are satisfied, which we estimated using internal research and development costs incurred.

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

Revenue Participation Right Purchase Agreements

We have entered into certain revenue participation right purchase agreements with certain investors, pursuant to which such investors purchased rights to royalties from certain revenue streams in exchange for consideration. We typically account for such agreements as debt to be amortized under the effective interest rate method over the life of the related royalty stream, when we have continuing involvement with the underlying R&D. We typically account for such agreements as deferred income to be amortized under the units-of-revenue method, when there is no continuing involvement with the underlying R&D.

Revenue participation right purchase agreements are recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. We will periodically assess the amount and timing of expected royalty payments and account for any changes in such estimates on a prospective basis.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

We maintain equity incentive plans under which incentive stock options may be granted to employees and nonqualified stock options, restricted stock awards, performance-based stock units and stock appreciation rights may be granted to employees, directors, consultants and advisors. In addition, we maintain an employee stock purchase plan (“ESPP”) under which employees may purchase shares of our common stock through payroll deductions.

Stock-based compensation expense related to stock options granted to employees and directors is recognized based on the grant date estimated fair values using the Black Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

Stock-based compensation expense related to performance-based stock units granted to employees is recognized based on the grant-date fair value of each award and recorded as expense over the vesting period using the ratable method when the underlying performance conditions are deemed probable.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). Under ASU 2020-06 the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. ASU 2020-06 also provides for certain disclosures with regard to convertible instruments and associated fair values. ASU 2020-06 will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. ASU 2020-06 provides companies with the option to adopt the new standard using either the full retrospective or modified retrospective method.

We will adopt this new guidance using the modified retrospective method as of January 1, 2022 with respect to our convertible senior notes due 2026 (the “2026 Notes”). The adoption of this new guidance is estimated to result in an increase in the carrying value of the 2026 Notes by approximately $38.9 million to reflect the full principal amount of the convertible notes outstanding, net of issuance costs, a decrease in additional paid-in capital of approximately $49.5 million to remove the equity component separately recorded for the conversion feature associated with the convertible notes, a cumulative-effect adjustment of approximately $10.6 million to the beginning balance of our accumulated deficit as of January 1, 2022, and a reversal of the related deferred tax liability of $8.3 million with a corresponding increase in our valuation allowance. The adoption of this new guidance is expected to reduce non-cash interest expense for the year ending December 31, 2022 and until the 2026 Notes have been settled. The remaining debt issuance costs will continue to be amortized over the term of the notes. There is no expected impact to our Consolidated Statement of Cash Flows as a result of the adoption.

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

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Years Ended December 31,
	2021	2020	2019
Options to purchase common stock	9,373	8,510	7,759
Warrants to purchase common stock	48	48	165
Restricted stock and performance units	1,415	1,117	839
Shares issuable related to the ESPP	8	12	27
Shares issuable upon conversion of convertible notes	16,675	16,675	16,675
Total shares	27,519	26,362	25,465

Note 3 — Research and Development Arrangements

License and milestone revenues recognized during 2021, 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
License revenues	$54,856	$36,501	$—
Milestone revenues	5,000	2,800	—
	$59,856	$39,301	$—

2021 Ji Xing and RTW Transactions

The Ji Xing OM License Agreement, as defined below, and the sales of common stock to the RTW Investors in December 2021, as described below, (together the “2021 RTW Transactions”) were entered into with parties that are affiliated and in contemplation of one another and, accordingly, we have assessed the accounting for these transactions in the aggregate. We concluded that there were two units of accounting in the 2021 RTW Transactions as further described below. The Company allocated the total consideration in accordance with ASC 820 and ASC 606 as follows (in thousands):

Allocated Consideration
Units of Accounting:
License and collaboration	$54,856
Common stock (fair value)	15,144
Total consideration	$70,000

Ji Xing Omecamtiv Mecarbil License and Collaboration Agreement

On December 20, 2021, we entered into a License and Collaboration Agreement (the “Ji Xing OM License Agreement”) with Ji Xing, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Ji Xing OM License Agreement, we are the beneficiary of a nonrefundable $50.0 million payment obligation from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to FDA a new drug application (“NDA”) for omecamtiv mecarbil. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ji Xing will be responsible for the development and commercialization of omecamtiv mecarbil at its own cost and is required to use diligent efforts to develop and commercialize omecamtiv mecarbil in China and Taiwan. The development of omecamtiv mecarbil will be initially focused on heart failure with reduced ejection fraction (“HFrEF”), and Ji Xing will have the opportunity to participate in Cytokinetics’ global clinical trials of omecamtiv mecarbil. Cytokinetics will supply omecamtiv mecarbil to Ji Xing either as a finished product or as an active pharmaceutical ingredient.

The Ji Xing OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term. Ji Xing has the right to terminate the Ji Xing OM License Agreement for convenience. Each party may terminate the Ji Xing OM License Agreement for the other party’s uncured material breach, insolvency, or failure to perform due to extended force majeure events. Cytokinetics may also terminate the Ji Xing OM License Agreement if Ji Xing challenges Cytokinetics’ patents or undergoes certain change of control transactions. Rights granted to Ji Xing in relation to omecamtiv mecarbil will revert to Cytokinetics upon termination, and, under certain circumstances, subject to a low single digit royalty payment by the Company to Ji Xing on the net sales of the products containing the compound omecamtiv mecarbil in China and Taiwan. We assessed this arrangement in accordance with ASC 606 and concluded that there is one performance obligation relating to the license of functional intellectual property. The performance obligation was satisfied, and we recognized the residual allocation of arrangement consideration as revenue of $54.9 million for 2021. Due to the nature of development, including the inherent risk of development and approval by regulatory authorities, we are unable to estimate if and when the development milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be fully constrained and excluded any potential milestone payments from the initial transaction price.

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

Common Stock Purchase Agreements

On December 20, 2021, as part of the 2021 RTW Transactions, we entered into common stock purchase agreements with each of RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited (collectively, the “RTW Investors”). These common stock purchase agreements provided for the sale and issuance of an aggregate of 511,182 shares of our common stock at a price per share of $39.125 and an aggregate purchase price of $20.0 million. The closing occurred on December 20, 2021. The RTW Investors have agreed to certain trading and other restrictions with respect to the shares of common stock they purchased pursuant to these agreements, including a restriction on sales or other transfers of the shares, subject to certain exceptions, for a period of one year from the closing date. The restrictions resulted in a premium paid by the RTW investors of $4.9 million, which represents the excess amount paid over the fair value of the shares of common stock purchased. The premium was determined by analyzing the restrictions discount applied to the closing stock price as of December 20, 2021, which is a Level 2 fair value input. The cash received less the calculated premium is the $15.1 million fair value of the common stock recorded.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2020 Ji Xing and RTW Transactions

On July 14, 2020, we entered into a series of transactions as described below with RTW Royalty Holdings Designated Activity Company (“RTW Royalty Holdings”) and Ji Xing Pharmaceuticals Limited (“Ji Xing”), related to aficamten, our proprietary small molecule cardiac myosin inhibitor product, a novel cardiac myosin inhibitor, and other assets (together, the “2020 RTW Transactions”). The 2020 RTW Transactions include entering into a licensing and collaboration agreement with Ji Xing, the sale of Cytokinetics common stock to the RTW Investors (as defined below), an agreement to sell to RTW Royalty Holdings our interest in certain future royalties on net sales of products containing the compound mavacamten that is being developed by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.), and the ability for the Company to obtain additional funding in the future from RTW Royalty Holdings, upon the achievement of certain clinical trial milestones, in exchange for future royalty payments as further discussed below. As a result, we have received and expect to receive a combination of license fees, milestone revenues and sale proceeds from the RTW Investors, RTW Royalty Holdings and Ji Xing.

The 2020 RTW Transactions were entered into with parties that are affiliated and in contemplation of one another and, accordingly, we have assessed the accounting for these transactions in the aggregate. We concluded that there were three units of accounting in the 2020 RTW Transactions as further described below. The Company allocated the total consideration in accordance with ASC 820, Fair Value Measurement, and ASC 606, Revenue from Contracts with Customers, as follows (in thousands):

Allocated Consideration
Units of Accounting:
License and collaboration (residual)	$36,501
Royalty (fair value)	87,000
Common stock (fair value)	36,499
Total consideration	$160,000

Ji Xing Aficamten License and Collaboration Agreement

We entered into a License and Collaboration Agreement (the “Ji Xing Aficamten License Agreement”) with Ji Xing, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize aficamten in China and Taiwan. Under the terms of the Ji Xing Aficamten License Agreement, we received from Ji Xing a nonrefundable upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in the field of obstructive hypertrophic cardiomyopathy (“oHCM”) and/or non-obstructive hypertrophic cardiomyopathy (“nHCM”) and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of the products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

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

The Ji Xing Aficamten License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term. Ji Xing has the right to terminate the Ji Xing Aficamten License Agreement for convenience. Each party may terminate the Ji Xing Aficamten License Agreement for the other party’s uncured material breach, insolvency, or failure to perform due to extended force majeure events. Cytokinetics may also terminate the Ji Xing Aficamten License Agreement if Ji Xing challenges Cytokinetics’ patents or undergoes certain change of control transactions. Rights granted to Ji Xing in relation to aficamten will revert to Cytokinetics upon termination, and, under certain circumstances, subject to a low single digit royalty payment by the Company to Ji Xing on the net sales of the products containing the compound aficamten in China and Taiwan.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We assessed this arrangement in accordance with ASC 606 and concluded that there is one performance obligation relating to the license of functional intellectual property. The performance obligation was satisfied, and we recognized the residual allocation of arrangement consideration as revenue of $36.5 million for 2020. No license revenue was recognized in 2021 related to the Ji Xing Aficamten License Agreement. Due to the nature of development, including the inherent risk of development and approval by regulatory authorities, we are unable to estimate if and when the development milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be fully constrained and exclude the milestone payments from the initial transaction price.

The consideration related to sales-based milestone payments, including royalties, will be recognized when the related sales occur under the sales- and usage-based royalty exception of ASC 606 as these amounts have been determined to relate predominantly to the license.

We re-evaluate the probability of achievement of development milestones and any related constraints each reporting period. We will include consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

We earned a $2.5 million milestone from Ji Xing as of December 31, 2020 for the first patient dosed in Cohort 2 of REDWOOD-HCM (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM). We determined recognition of the milestone during 2020 was appropriate based on clinical trial progress. Our determination that we expected to earn the $2.5 million milestone resulted in a change in the overall transaction price of the collaboration agreement, as it was probable that a significant reversal of cumulative revenue would not occur. A corresponding contract asset was recorded in other current assets in our consolidated balance sheet as of December 31, 2020 and was released in the first quarter of 2021 upon receipt of cash.

We recognized a $5.0 million milestone from Ji Xing during the third quarter of 2021 for initiation of a phase 3 clinical trial for aficamten in obstructive HCM. Although our contractual right to payment has not yet arisen under the Ji Xing Aficamten License Agreement, we determined recognition of the milestone in accordance with ASC 606 during the third quarter of 2021 was appropriate based on our expected initiation of a phase 3 clinical trial of aficamten in obstructive HCM and recorded a corresponding contract asset in other current assets in our consolidated balance sheet as of December 31, 2021.

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

The allocation of the consideration for the 2020 RTW Transactions resulted in $87.0 million being allocated to the RTW Royalty Purchase Agreement representing its fair value. The fair value was determined using an income approach method based on management’s estimates of the discounted cash flows to be received over the term of the related royalty agreement, which are Level 3 fair value inputs. Management’s estimates included significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, and timing of the expected launch. The $87.0 million recorded as deferred revenue will be amortized using the units-of-revenue method.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Purchase Agreements

On July 14, 2020, we entered into common stock purchase agreements with each of RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited (collectively, the “RTW Investors”). These common stock purchase agreements provided for the sale and issuance of an aggregate of 2.0 million shares of common stock of Cytokinetics at a price per share of $25.00 and an aggregate purchase price of $50.0 million. The closing occurred on July 14, 2020. The RTW Investors have agreed to certain trading and other restrictions with respect to the shares of common stock they purchased pursuant to these agreements, including a restriction on sales or other transfers of the shares, subject to certain exceptions, for a period of two years from the closing date, which period will be extended if certain conditions are met. The restrictions resulted in a premium paid by RTW investors of $13.5 million which represents the excess amount paid over the fair value of the shares of common stock purchased. The premium was determined by analyzing the holding period discount applied to the 30-day average stock price as of July 14, 2020, which is a Level 2 fair value input. The cash received less the calculated premium is the $36.5 million fair value of the common stock recorded.

Funding Agreement

During July 2020, we also entered into a Funding Agreement (the “Funding Agreement”) with RTW Royalty Holdings. Pursuant to the Funding Agreement, RTW Royalty Holdings has committed to provide up to $90.0 million (the “Funding Commitment”) to fund our development and commercialization of aficamten in nHCM and oHCM.

On January 7, 2022, we announced that we had elected to unilaterally terminate the Funding Agreement in connection with our entry into the RP Aficamten RPA. At the time of its termination, we had not exercised any rights to sell any revenue interest in aficamten under the Funding Agreement.

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

Fast Skeletal Regulatory Activator Agreement

The Company and Astellas entered into a Fast Skeletal Regulatory Activator Agreement, dated April 23, 2020 (the “Astellas FSRA Agreement”). As a result of the Astellas FSRA Agreement, the Company will now have exclusive control and responsibility for the Company's future development and commercialization of reldesemtiv, CK-601 and other fast skeletal regulatory activator (collectively “FSRA”) compounds and products, and accordingly, Astellas has agreed to terminate its license to all FSRA compounds and related products.

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

On April 27, 2021, we received written notice of termination from Astellas of the Astellas OSSA Agreement. The termination of the Astellas OSSA Agreement was effective November 1, 2021.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized research revenue for reimbursements from Astellas of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs through March 31, 2021 when the research term of the Astellas OSSA Agreement expired.

Research and development revenues from Astellas for 2021, 2020 and 2019 were $3.2 million, $6.6 million, and $13.1 million, respectively.

We had accounts receivable from Astellas of $1.8 million as of December 31, 2021 and $2.7 million as of December 31, 2020.

Amgen

On November 23, 2020, we received written notice of termination from Amgen of that certain Collaboration and Option Agreement, dated December 29, 2006, as amended (the “Amgen Agreement”) pertaining to the discovery, development and commercialization of novel small molecule therapeutics, including omecamtiv mecarbil, a novel cardiac myosin activator, and CK-136 (formerly AMG 594), a novel cardiac troponin activator. The termination of the Amgen Agreement was effective May 20, 2021.

We recognized research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement, which terminated effective May 20, 2021. Research and development revenue from Amgen was $7.4 million in 2021, $10.0 million in 2020 and $13.8 million in 2019 and consists of reimbursement of costs we incurred related to METEORIC-HF.

We had no accounts receivable from Amgen as of December 31, 2021. Accounts receivable from Amgen was $1.7 million as of December 31, 2020.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Assets

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

	December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$115,937	$—	$—	$115,937
U.S. Treasury securities	Level 1	133,498	1	(268)	133,231
U.S. and non-U.S. government agency bonds	Level 2	33,489	—	(53)	33,436
Commercial paper	Level 2	169,622	6	(19)	169,609
U.S. and non-U.S. corporate obligations	Level 2	175,282	—	(536)	174,746
		$627,828	$7	$(876)	$626,959

	December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$80,050	$—	$—	$80,050
U.S. Treasury securities	Level 1	274,407	147	(8)	274,546
U.S. government agency bonds	Level 2	51,581	15	(3)	51,593
Commercial paper	Level 2	49,500	3	(1)	49,502
U.S. and non-U.S. corporate obligations	Level 2	42,392	7	(11)	42,388
		$497,930	$172	$(23)	$498,079

The available-for-sale securities in our consolidated balance sheet are as follows (in thousands):

	December 31, 2021	December 31, 2020
Cash equivalents	$115,937	$80,050
Short-term investments	358,972	381,075
Long-term investments	152,050	36,954
	$626,959	$498,079

Interest income was $1.0 million, $5.3 million and $4.5 million in 2021, 2020 and 2019, respectively.

No credit losses on debt securities were recognized in either 2021 or 2020. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

The carrying amount of our accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

Fair Value of Financial Liabilities:

As of December 31, 2021, the fair value of our term loan approximated its carrying value of $47.4 million based upon a market observable interest rate, which is a Level 2 input (see Note 6 – “Debt”).

As of December 31, 2021, the estimated fair value of our convertible notes was $618.9 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes (see Note 6 – “Debt”).

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2021, the fair value of the liability related to the sale of future royalties to RPI Finance Trust (“RPFT”) is consistent with its carrying value of $179.1 million, and is based on our current estimates of future royalties expected to be paid to RPFT under the Royalty Purchase Agreement (the “RP OM RPA”), over the life of the arrangement, which are considered Level 3 inputs (see Note 7 – “Liabilities Related to Revenue Participation Right Purchase Agreements”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 5 — Balance Sheet Components

Our property and equipment consisted of (in thousands):

	December 31,
	2021	2020
Property and equipment, net:
Laboratory equipment	$18,837	$18,160
Computer equipment and software	4,605	2,940
Office equipment, furniture and fixtures	4,042	1,885
Leasehold improvements	60,343	5,872
Construction in progress	224	9,130
Right-of-use assets, finance lease	1,409	—
Total property and equipment	89,460	37,987
Less: Accumulated depreciation and amortization	(16,189)	(24,641)
	$73,271	$13,346

Depreciation expense was $2.3 million, $1.8 million and $1.3 million for 2021, 2020 and 2019, respectively.

The balance of property and equipment increased significantly in 2021 primarily due to our relocation from our existing headquarters to our new facilities at Oyster Point in the fourth quarter of 2021 (see Note 9 – Commitments and Contingencies).

Our accrued liabilities were as follows (in thousands):

	December 31,
	2021	2020
Accrued liabilities:
Clinical and preclinical costs	$13,872	$6,124
Compensation related	14,930	11,787
Other accrued expenses	5,568	1,404
Total accrued liabilities	$34,370	$19,315

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sponsor a 401(k) defined contribution plan covering all employees and contributed $1.1 million, $0.9 million and $0.6 million to this plan in 2021, 2020 and 2019 respectively.

Note 6 — Debt

Term Loan

Prior to May 17, 2019, we maintained a loan and security agreement dated as of October 19, 2015, as amended (the “Original Loan Agreement”) with Silicon Valley Bank and Oxford Finance LLC (“Oxford”) (the “Lenders”) to fund our working capital and other general corporate needs.

On May 17, 2019, we entered into a new loan and security agreement (the “Term Loan Agreement”) with the Lenders for $45.0 million (the “Term Loan”) and terminated the Original Loan Agreement. The proceeds of the Term Loan were used in part to repay in full all of the outstanding term loans under the Original Loan Agreement in an aggregate principal amount of $42.0 million. On November 6, 2019, and November 7, 2019, the Company entered into a First Amendment and a Second Amendment to the Term Loan Agreement. The Term Loan Agreement, as amended, permits the issuance of the Convertible Notes and Capped Call Transactions discussed below. On July 16, 2020, the Company and the Lenders entered into the Third Amendment to the Term Loan Agreement, which amended the Term Loan Agreement to permit (i) the sale of the Mavacamten Royalty under the RTW Royalty Purchase Agreement and (ii) subject to entry into an intercreditor agreement between Oxford (as security agent for the Lenders) and RTW Royalty Holdings in form and substance reasonably satisfactory to the Lenders and RTW Royalty Holdings, permits the draw of funding under the Funding Agreement and the grant of a security interest to RTW Royalty Holdings in the intellectual property located in the United States and accounts receivable related to aficamten. On June 30, 2021, the Company and the Lenders entered into the Fourth Amendment to the Term Loan Agreement, which amended the Term Loan Agreement to permit our ability to incur lease obligations for equipment, software and other property that may be leased under our lease agreements not to exceed $3.0 million in the aggregate. As of December 31, 2021, the Company has drawn approximately $1.4 million under such lease agreements.

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

Both borrowings under the Original Loan Agreement and Term Loan bear interest at an annual rate equal to the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate. The borrowing under the Original Loan Agreement was repayable in monthly interest-only payments through November 2019 followed by 35 months of monthly payments of interest and principal. The borrowing under the Term Loan was repayable in monthly interest-only payments through December 31, 2020. The interest-only period was automatically extended until July 1, 2021 as a result of the Company’s initiation of a Phase 2 trial for aficamten in cardiomyopathy and has been extended through December 31, 2021 as a result of the achievement of positive results in GALACTIC-HF, the trial of omecamtiv mecarbil in chronic heart failure as announced on October 8, 2020. The ultimate interest-only period will be followed by equal monthly payments of principal and interest to the maturity date in December 2023. We are required to make a final payment upon loan maturity of 6.00% of the notes payable, which we accrete over the life of the Term Loan. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property.

Interest expense for the Term Loan was $4.8 million, $4.9 million and $5.2 million for 2021, 2020 and 2019 respectively. As of December 31, 2021, the interest rate applicable to borrowings under the Term Loan was 8.05%.

Future minimum payments under the Term Loan Agreement are (in thousands):

Years ending December 31:
2022	$23,595
2023	30,108
Future minimum payments	53,703
Less: Interest and final payment	(8,703)
Term Loan, gross	$45,000

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Term Loan Agreement was terminated and all amounts thereunder repaid in connection to our entry into that certain Development Funding Loan Agreement, dated January 7, 2022 (the “RP Loan Agreement”), between us and Royalty Pharma Development Funding, LLC (“RPDF”), as further described in Note 11 below. The term loan was classified as non-current in our consolidated balance sheet at December 31, 2021, because short-term obligations expected to be refinanced on a long-term basis are not expected to require the use of working capital during the ensuing fiscal year.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt issuance costs for the issuance of the 2026 Notes were approximately $5.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2026 Notes. Transaction costs attributable to the liability component were approximately $3.1 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the 2026 Notes. The transaction costs attributable to the equity component were approximately $1.9 million and were netted with the equity component in stockholders’ equity. As of December 31, 2021, unamortized debt issuance cost for the 2026 Notes were $2.5 million.

Interest expense recognized on the 2026 Notes for 2021, 2020 and 2019 (in thousands) is as follows:

	Years Ended December 31,
	2021	2020	2019
Contractual interest expense	$5,520	$5,520	$721
Accretion of debt discount	5,907	5,246	673
Accretion of debt issuance costs	59	52	6
Total interest costs recognized	$11,486	$10,818	$1,400

The effective interest rate on the liability component of the 2026 Notes was 12.5% for the year ended December 31, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $40.1 million as of December 31, 2021 and will be amortized over approximately 4.9 years. If the 2026 Notes were to be converted on December 31, 2021, the holders of the 2026 Notes would receive common shares of 16.7 million with an aggregate value of $760.0 million based on the Company’s closing stock price of $45.58 as of December 31, 2021. The if-converted value of the 2026 Notes exceeded its principal amount by $622.0 million as of December 31, 2021.

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

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of December 31, 2021, the Company had not purchased any shares under the convertible note capped call transactions.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Liabilities Related to Revenue Participation Right Purchase Agreements

We have a number of revenue participation right purchase agreements in place, including the Royalty Purchase Agreement entered into with RTW Royalty Holdings (the “RTW Royalty Purchase Agreement”) in 2020 and the Royalty Purchase Agreement (the “RP OM RPA”) entered into with RPI Finance Trust (“RPFT”) in 2017.

Royalty Purchase Agreement with RPFT

In February 2017, we entered into the RP OM RPA pursuant to which we sold a portion of our right to receive royalties from Amgen on future net sales of omecamtiv mecarbil to RPFT for a one-time payment of $90 million, which is non-refundable even if omecamtiv mecarbil is never commercialized. Concurrently, we entered into a common stock purchase agreement with RPFT through which RPFT purchased 875,656 shares of the Company’s common stock for $10.0 million. We allocated the consideration and issuance costs on a relative fair value basis to our liability to RPFT related to sale of future royalties under the RP OM RPA (the “RP OM Liability”) and the common stock sold to RPFT, which resulted in the RP OM Liability being initially recognized at $92.3 million. The RP OM RPA provides for the sale of a royalty to RPFT of 4.5% on worldwide net sales of omecamtiv mecarbil, subject to a potential increase of up to an additional 1% under certain circumstances.

As a result of the termination of the Amgen Agreement and pursuant to our obligations under the RP OM RPA, we and RPFT entered into Amendment No. 1 to Royalty Purchase Agreement, dated January 7, 2022 to preserve RPFT’s rights under the RP OM RPA by providing for direct payments by us to RPFT of 4.5% of our and our affiliates and licensees worldwide net sales of omecamtiv mecarbil, subject to a potential increase of up to an additional 1% under certain circumstances (if FDA approves omecamtiv mecarbil on its target PDUFA date of November 30, 2022, the royalty owed to RPFT will be 4.9% of worldwide net sales of omecamtiv mecarbil). Amendment No. 1 to Royalty Purchase Agreement, dated January 7, 2022 had no impact on the original accounting for the $92.3 million associated with the RP OM Liability established in February 2017.

We account for the RP OM Liability as a liability primarily because we have significant continuing involvement in generating the related revenue stream from which the liability will be repaid. If and when omecamtiv mecarbil is commercialized and royalties become due, we will recognize the portion of royalties paid to RPFT as a decrease to the RP OM Liability and a corresponding reduction in cash.

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the unamortized portion of the RP OM Liability was approximately 10% as of December 31, 2021 and 15% as of December 31, 2020.

We periodically assess the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the amortization of the RP OM Liability and the effective interest rate.

There are a number of factors that could materially affect the amount and timing of royalty payments, most of which are not within our control. The RP OM Liability is recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data, including data historically provided by Amgen, and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, timing of the expected launch and its impact on the royalty rate as well as the overall probability of success. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RP OM Liability.

During the year ended December 31, 2021, we updated our analyses for the amount and timing of sales and royalties associated with omecamtiv mecarbil as a result of ongoing market research in the U.S. and to reflect other adjustments in connection with our anticipated commercialization plans. Our estimates regarding the amount of future royalty payments decreased and the time periods within which we anticipated that such payments will be due changed. Each of these adjustments is accounted for on a prospective basis in our liability calculation and resulted in a decline in our imputed interest rate and noncash interest expenses from 15% and $22.7 million in 2020 to 10% and $12.9 million in 2021, respectively. In 2021, the change in estimate had no impact on revenue and reduced the net loss by $11.5 million. The change in accounting estimate reduced net loss per share by $0.15 in 2021. We review our assumptions on a quarterly basis and our estimates may change in the future as we refine and reassess our assumptions.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes to the RP OM Liability related to the sale of future royalties are as follows (in thousands):

	2021	2020
Beginning balance, January 1	$166,068	$143,276
Interest accretion	12,892	22,713
Amortization of issuance costs	112	79
Ending balance, December 31	$179,072	$166,068

We recognized $12.9 million, $22.7 million and $20.7 million in non-cash interest expense in 2021, 2020 and 2019, respectively, related to the RP OM RPA.

On January 7, 2022 we announced that we had sold a revenue interest in our net sales of pharmaceutical products containing aficamten to RPI ICAV under the RP Aficamten RPA, as further described in Note 11 below.

Note 8 — Stockholders’ Equity

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

In May 2019, our stockholders approved an amendment to the Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”) to increase the number of authorized shares reserved for issuance under the 2004 Plan by 4.1 million shares. In May 2020, our board of directors approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by 0.8 million shares for inducement grants to new employees. In May 2021, our stockholders approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by 5.2 million shares to 21.5 million shares (excluding an additional 0.8 million then authorized for issuance as inducement grants to new employees). In August 2021, the Company’s board of directors approved another amendment to the 2004 plan and increased the number of shares reserved for issuance for inducement grants to new employees from the 0.8 million to 1.9 million. We started granting inducement grants in September 2020. As of December 31, 2021, the total authorized shares under the 2004 Plan of 5.7 million were available for grant.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity in 2021 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2019	7,759,012	$8.59
Granted	1,944,562	15.59
Exercised	(967,571)	8.27
Forfeited	(234,054)	16.06
Balance at December 31, 2020	8,501,949	$10.02
Granted	2,513,350	22.43
Exercised	(1,346,194)	9.01
Forfeited	(296,146)	14.56
Balance at December 31, 2021	9,372,959	$13.35	6.8	$302.1
Exercisable at December 31, 2021	5,828,902	$9.99	5.6	$207.4

We expect all outstanding options to vest. The intrinsic value of stock options exercised, calculated based on the difference between the market value at the date of exercise and the exercise price, was $29.3 million for 2021, $14.0 million for 2020 and $0.5 million for 2019. The intrinsic value of stock options outstanding at December 31, 2021 was $302.1 million.

Restricted stock unit (“RSU”), including Performance Stock Units (“PSUs”), activity in 2021 was as follows:

	Number of Restricted Stock Units	Weighted Average Award Date Fair Value per Share
Balance at December 31, 2019	839,075	$7.49
Granted	731,225	14.40
Exercised	(435,450)	7.72
Forfeited	(18,208)	10.37
Balance at December 31, 2020	1,116,642	$11.88
Granted	1,093,450	21.69
Exercised	(606,240)	11.13
Forfeited	(189,025)	21.32
Balance at December 31, 2021	1,414,827	$18.52

RSUs generally vest annually over two to three years. For 2021, the fair value of RSUs vested, calculated based on the units vested multiplied by the closing price of our common stock on the date of vesting, was $11.6 million.

Performance Stock Units

In May 2021, the Compensation and Talent Committee of the Company’s Board of Directors (“the Compensation Committee”) granted a total of 375,000 Performance Stock Units (“PSUs”) to certain employees with a weighted average grant date fair value of $25.32 per unit. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSUs consist of two equal tranches with 50% of each tranche vesting upon achieving certain performance criteria and 50% vesting at the one-year anniversary of such achievement provided the recipient has been continuously employed by the Company. The first tranche vests upon certification by the Compensation Committee that the new drug application (“NDA”) for omecamtiv mecarbil has been filed and accepted by the U.S. Food and Drug Administration (“FDA”) and the second tranche vests upon certification by the Compensation Committee that the FDA approval of the NDA is with an approved label that is consistent with the expectations underlying the Company’s commercial launch plans for omecamtiv mecarbil in effect immediately prior to such approval. As the FDA accepted our NDA for omecamtiv mecarbil subsequent to the year ended 2021, it resulted in change of estimate of the probability of meeting the performance conditions for the PSU grants during the fourth quarter of 2021. The previous estimate was based on assumptions that were the best available information at the time. The change of estimate resulted in a cancellation of 91,250 PSUs and decrease of $0.5 million in stock-based compensation expense for the year ended December 31, 2021.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2021, the Company recognized expense of $1.4 million for the first tranche of PSUs. No expense has been recognized for the second tranche. As of December 31, 2021, there were 273,750 PSUs outstanding and $0.9 million unamortized stock-based compensation, which may vest and recognized with respect to the achievement of the performance goals and service period. The Company will assess the likelihood of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

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

We issued 108,780 shares at an average price of $16.33 per share during 2021, 134,684 shares at an average price of $11.21 per share in 2020, and 172,113 shares at an average price of $6.43 per share in 2019 pursuant to the ESPP. At December 31, 2021, we have 338,040 shares of common stock reserved for issuance under the ESPP.

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model to determine the fair value of stock option grants to employees and directors and employee stock purchase plan shares. The fair value of share-based payments was estimated on the date of grant based on the following assumptions:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Options	ESPP	Options	ESPP	Options	ESPP
Risk-free interest rate	0.58% to 1.28%	0.05%	0.42% to 1.8%	0.11% to 1.8%	1.6% to 3.0%	1.8% to 2.4%
Volatility	66% to 67%	66% to 67%	74% to 75%	74% to 75%	73% to 76%	73% to 76%
Expected term in years	6.4 to 6.5	0.5	6.5 to 6.6	0.5	6.5	0.6
Expected dividend yield	0%	0%	0%	0%	0%	0%

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

Stock-based compensation expense for 2021 and 2020 was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$10,463	$6,949	$4,260
General and administrative	16,369	10,671	6,499
	$26,832	$17,620	$10,759

Stock-based compensation expense for share-based awards to non-employees was $0.2 million in 2021, 2020, and 2019.

As of December 31, 2021, we expect to recognize $44.5 million of unrecognized compensation cost related to unvested stock options over a weighted-average period of 2.7 years, $11.5 million of unrecognized compensation cost related to unvested restricted stock over a weighted-average period of 1.4 years, and $0.9 million of unrecognized compensation cost related to unvested PSUs, which may vest and recognized with respect to the achievement of the performance goals and service period.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2021, we had outstanding warrants issued pursuant to the Original Loan Agreement and Term Loan Agreement with a weighted average exercise price of $9.12 per share to purchase 47,722 shares of our common stock.

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

Operating Leases

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

As of December 31, 2021, the remaining lease term is 0.5 years and the discount rate used to determine the operating lease liability was 6.8% for buildings 250, 256 and 280 East Grand Avenue, South San Francisco, California.

In July 2019, we entered into a lease agreement for approximately 234,892 square feet of office and laboratory space at a facility located in South San Francisco, California and in May 2020, January 2021 and November 2021, we entered into first, second and third amendments to the lease (collectively the “Oyster Point Lease”).

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Oyster Point Lease commenced on March 31, 2021 and upon commencement, we recognized a right-of-use asset of $77.9 million, a short-term lease liability of $3.7 million and a long-term lease liability of $85.3 million. The long-term lease liability includes $11.1 million of tenant improvement reimbursements as of March 31, 2021. The Oyster Point Lease had an initial expiration date of September 30, 2033 and we have two consecutive five-year options to extend the lease. The options to extend the lease term were not included as part of the right-of-use asset or lease liability as the exercise of the options were not reasonably assured at the inception of the lease. During the third quarter of 2021, we amended the lease payment schedule and will be required to start making rent payments in January 2022. The lease term is extended until October 31, 2033. The amendment was accounted for as a lease modification in accordance with Topic 842.

As of December 31, 2021, the remaining lease term of the Oyster Point Lease is 11.8 years and the discount rate used to determine the related lease liability was 10.1%. We paid a total security deposit of $5.1 million in December 2019 and December 2020. The landlord will provide a tenant improvement allowance of $43.6 million in aggregate for costs relating to the initial design and construction of the improvements. As of December 31, 2021, the total commitment of undiscounted lease payments for the Oyster Point Lease was $230.5 million.

During the fourth quarter of 2021, we officially relocated from our existing headquarters located at 250, 256, and 280 East Grand Avenue, South San Francisco to our new facilities at Oyster Point. As a result of the relocation, we considered ceasing use of the existing headquarters, which triggered an impairment assessment. In connection with this assessment, we recorded an impairment loss of $2.8 million, consisting of right-of-use assets of the existing headquarters, which is included in operating expenses on the consolidated statement of operations for the year ended December 31, 2021. We are subject to the fixed rental fee payments for the existing headquarters through the remaining term until June 2022.

As of December 31, 2021, the weighted average remaining lease term for the operating leases is 11.7 years and the weighted average discount rate used to determine the operating lease liability is 10.0%

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2021 and 2020 was $6.1 million and $6.7 million, respectively, and was included in net cash used in operating activities in our consolidated statements of cash flows.

Finance Leases

During the third quarter of 2021, we entered into a master lease agreement for laboratory equipment leases that was partially commenced in the fourth quarter of 2021. The leases have an initial term of 3 years and are expected to commence through the second quarter of 2022. The master lease agreement provides a purchase option with a bargain purchase price, which we expect to exercise at the end of the term. The Company classified the leases as finance leases.

Finance leases are accounted for on the consolidated balance sheets with right-of-use assets and lease liabilities recognized in property and equipment, other current liabilities, and other non-current liabilities, respectively. The finance lease cost is recognized as a combination of the amortization expense for the right-of-use assets calculated on a straight-line basis over the five-year estimated useful life for laboratory equipment and interest expense for the outstanding lease liabilities using the determined discount rates. As of December 31, 2021, we have recognized finance lease right-of-use assets of $1.4 million, short-term finance lease liabilities of $0.5 million, and long-term finance lease liabilities of $0.8 million.

As of December 31, 2021, the weighted average remaining lease term for the finance leases is 4.9 years and the weighted average discount rate used to determine the finance lease liabilities is 9.47%.

There was no cash paid for amounts included in the measurement of finance lease liabilities for the year ended December 31, 2021.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The undiscounted future non-cancellable lease payments under all our operating and finance lease agreements as of December 31, 2021 is as follows (in thousands):

Years ending December 31:	Operating Leases	Finance Leases
2022	$15,611	$513
2023	17,060	479
2024	17,620	479
2025	18,199	—
2026	18,799	—
Thereafter	146,193	—
Total undiscounted future lease payments	233,482	1,471
Less: Present value adjustments	(106,390)	(166)
Total lease liability	$127,092	$1,305

The lease obligations for the finance leases that have not yet commenced as of December 31, 2021 is approximately $1.9 million, which are not included in the table above. These leases will commence through the second quarter of 2022 and expire in 2025.

Rent expenses for the operating leases and finance leases were $23.1 million, $5.7 million and $5.1 million for 2021, 2020 and 2019, respectively.

Note 10 — Income Taxes

We did not record an income tax provision in 2021, 2020 and 2019 because we had net taxable losses. Our significant jurisdictions are the United States and California.

The following reconciles the statutory federal income tax rate to our effective tax rate:

	Years Ended December 31,
	2021	2020	2019
Tax at federal statutory tax rate	21%	21%	21%
State tax, net of federal benefits	0%	1%	3%
Change in state effected rates	(1)%	(2)%	4%
Tax credits, net	3%	3%	3%
Change in valuation allowance	(24)%	(23)%	(30)%
Stock-based compensation	2%	1%	(1)%
Other	(1)%	(1)%	0%
Total	0%	0%	0%

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets, net, reflecting the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, were as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$181,977	$162,514
Tax credits	77,366	71,976
Liability related to sale of future royalties	38,302	36,989
Reserves and accruals	15,409	10,876
Capitalized R&D	1,115	2,370
Long-term lease liability	26,223	718
Deferred revenue	18,608	—
Depreciation and amortization	—	746
Total noncurrent deferred tax assets	359,000	286,189
Deferred tax liabilities:
Depreciation and amortization	(7,664)	—
Accounting method change	—	(927)
Operating lease right-of-use assets	(15,643)	(651)
Convertible notes	(8,296)	(9,832)
Total noncurrent deferred tax liabilities	(31,603)	(11,410)
Less: Valuation allowance	(327,397)	(274,779)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting our future results and an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased by $52.6 million in 2021 and increased by $28.9 million in 2020.

At December 31, 2021 federal NOL carryforwards were $753.8 million and apportioned state NOL carryforwards before federal benefits were $323.1 million. If not utilized, federal and state operating loss carryforwards incurred prior to 2018 will begin to expire in various amounts beginning 2022 and 2028, respectively.

At December 31, 2021, tax credits of $73.6 million and $17.8 million for federal and state income tax purposes, respectively consisted of Research and Development Credits and Orphan Drug Credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. California based credit carryforwards do not expire.

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

Activity related to our gross unrecognized tax benefits were (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$10,522	$9,922	$9,475
Decrease related to prior year tax positions	(29)	(3)	—
Increase related to current year tax positions	802	603	447
Balance at the end of the year	$11,295	$10,522	$9,922

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to income tax examination for all fiscal years with unutilized NOLs and tax credit carryforwards. Included in the balance of unrecognized tax benefits as of December 31, 2021, 2020 and 2019 are $10.3 million, $9.6 million and $9.1 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code, including provisions addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act provides for refundable employee retention tax credits and the deferral of the employer-paid portion of Social Security taxes. For the years ended December 31, 2021 and 2020, respectively, the Company’s income tax provision was not significantly impacted by the CARES Act. The Company will continue to closely monitor any effects from future legislation.

Note 11 — Subsequent Events

2022 Royalty Pharma Transactions

On January 7, 2022, we announced that we had entered into the RP Loan Agreement and the RP Aficamten RPA with RPDF and RPI ICAV respectively, each of which are affiliated with Royalty Pharma International plc.

Under the RP Loan Agreement, we are entitled to receive up to $300.0 million in term loans, $50.0 million of which was disbursed to us on closing and the remaining $250.0 available to us upon our satisfaction of customary disbursement conditions and certain development conditions by specific deadlines, as follows:

•	$50.0 million of tranche 2 term loans during the one year period following the receipt on or prior to December 31, 2022 of marketing approval from FDA of omecamtiv mecarbil;
•

$25.0 million of tranche 3 term loans during the one year period following the commercial availability of a diagnostic test measuring levels of omecamtiv mecarbil to support the final FDA label language applicable to such drug, subject to such commercial availability and the conditions to the tranche 2 term loans having occurred on or prior to December 31, 2022;

•	$75.0 million of tranche 4 term loans during the one year period following the receipt on or prior to September 30, 2024 of positive results from SEQUOIA-HCM, the Phase 3 trial for aficamten; and
•

$100.0 million of tranche 5 term loans during the one year period following the acceptance by the FDA on or prior to March 31, 2025 of an NDA for aficamten, subject to the conditions to the tranche 4 term loans having occurred on or prior to September 30, 2024.

Each term loan under the RP Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such Term Loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the term loan (such amount with respect to each Term Loan, “Final Payment Amount”).

We may prepay the term loans in full (but not in part) at any time at our option by paying an amount equal to the unpaid portion of Final Payment Amount for the outstanding Term Loans; provided that if the conditions for either the tranche 4 term loans or the tranche 5 term loans have been met, we must have borrowed at least $25 million principal amount of the tranche 4 or 5 term loans. In addition, the term loans under the RP Loan Agreement are repayable in full at the option of either us or the lender in an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans upon a change of control of Cytokinetics.

In addition, on January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees in exchange for up to $150.0 million in consideration, $50.0 million of which was paid on the closing date, $50.0 million of which is payable following the initiation of the first pivotal trial in oHCM for aficamten and $50.0 million of which is payable following the initiation of the first pivotal clinical trial in nHCM for aficamten. The RP Aficamten ARPA also provides that the parties will negotiate terms for additional funding if we achieve proof of concept results in certain other indications for aficamten, with a reduction in the applicable royalty if we and RPI ICAV fail to agree on such terms in certain circumstances.

Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances.

Commensurate with our entry into the RP Loan Agreement and RP Aficamten RPA, we terminated the Term Loan Agreement with the Lenders and repaid all amounts outstanding thereunder.

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

As required by Rule 13a‑15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on the above evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Cytokinetics, Incorporated’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cytokinetics, Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California

February 25, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors” and “Executive Officers.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, where it appears under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, where it appears under the headings “Certain Business Relationships and Related Party Transactions” and “Corporate Governance.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, where it appears under the headings “Certain Business Relationships and Related Party Transactions” and “Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, where it appears under the headings “Independent Registered Public Accounting Firm Services and Fees.”

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

b)	Exhibits:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Amended and Restated Bylaws.	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.3	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

4.4	Form of Warrant Issuable to Oxford Finance LLC	10-Q	000-50633	August 9, 2019	4.2

4.5	Form of Warrant Issuable to Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.3

4.6	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.7	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Note due 2026)	8-K	000-50633	November 13, 2019	4.2

4.8	Description of Securities	10-K	000-50633	March 4, 2020	4.8

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

10.1	Lease, dated July 24, 2019, by and between the Company and KR Oyster Point 1, LLC	10-Q	000-50633	November 1, 2019	10.52

10.2	First Amendment to Lease, dated May 12, 2020, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 26, 2021	10.59

10.3	Second Amendment to Lease, dated January 26, 2021, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 26, 2021	10.60

10.4	Third Amendment to Lease, dated January 26, 2021, by and between the Company and KR Oyster Point 1, LLC					X

10.5	Form of Indemnification Agreement between the Company and each of its directors and executive officers	10-Q	000-50633	August 5, 2008	10.1

10.6+	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.7+	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements	10-K	000-50633	March 12, 2009	10.68

10.8+	Amended and Restated 2004 Equity Incentive Plan	10-Q	000-50633	November 5, 2021	10.2

10.9+	Amended and Restated 2015 Employee Stock Purchase Plan	DEF 14A	000-50633	March 26, 2020	Appendix A

10.10+	Form of Option Agreement	10-K	000-50633	March 15, 2013	10.46

10.11+	Form of Restricted Stock Unit Award Agreement	10-K	000-50633	March 15, 2013	10.47

10.12+	Form of Executive Employment Agreement between the Company and its executive officers	10-K	000-50633	March 7, 2014	10.39

10.13#†	License and Collaboration Agreement, dated July 14, 2020, by and between the Company and Ji Xing Pharmaceuticals Limited	10-Q/A	000-50633	March 11, 2021	10.1

10.14	License and Collaboration Agreement, dated December 20, 2021, by and between the Company and Ji Xing Pharmaceuticals Limited.					X

10.15#	Common Stock Purchase Agreement, dated December 20, 2021, by and between the Company and RTW Master Fund, Ltd.					X

Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

10.16#	Common Stock Purchase Agreement, dated December 20, 2021, by and between the Company and RTW Innovation Master Fund, Ltd.					X

10.17#	Common Stock Purchase Agreement, dated December 20, 2021, by and between the Company and RTW Venture Fund Limited					X

10.18#	Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and the Company					X

10.19#†	Royalty Purchase Agreement, dated February 1, 2017, by and between the Company and RPI Finance Trust	10-K	000-50633	March 6, 2017	10.44

10.20#	Amendment No. 1 to Royalty Purchase Agreement, dated January 7, 2022, by and between the Company and RPI Finance Trust					X

10.21#	Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between the Company and Royalty Pharma Investments 2019 ICAV					X

23.1	Consent of independent registered public accounting firm					X

24.1	Power of Attorney (included in the signature page to this report)					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

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

Dated: February 25, 2022

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

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022

/s/ CHING W. JAW Ching W. Jaw	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2022

/s/ ROBERT C. WONG Robert C. Wong	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022

/s/ L. PATRICK GAGE, PHD. L. Patrick Gage, Ph.D.	Chairman of the Board of Directors	February 25, 2022

/s/ SANTO J. COSTA Santo J. Costa	Director	February 25, 2022

/s/ JOHN T. HENDERSON, M.B. CH.B. John T. Henderson, M.B. Ch.B.	Director	February 25, 2022

/s/ EDWARD M. KAYE, M.D. Edward M. Kaye, M.D.	Director	February 25, 2022

/s/ B. LYNNE PARSHALL, ESq. B. Lynne Parshall, Esq.	Director	February 25, 2022

/s/ SANDFORD D. SMITH Sandford D. Smith	Director	February 25, 2022

/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director	February 25, 2022

/s/ NANCY J. WYSENSKI	Director	February 25, 2022
Nancy J. Wysenski

/s/ MUNA BHANJI	Director	February 25, 2022
Muna Bhanji