Form 10-Q
period 2022-03-31
CYTOKINETICS INC
filed 2022-05-06
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50633

CYTOKINETICS, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-3291317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Oyster Point Blvd. South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 624-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.001 par value	Trading symbol CYTK	Name of each exchange on which registered The Nasdaq Global Select Market

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

Number of shares of common stock, $0.001 par value, outstanding as of May 4, 2022: 85,652,213

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three months ended March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$115,422	$112,666
Short-term investments	493,552	358,972
Accounts receivable	6,056	51,819
Prepaid expenses and other current assets	8,496	12,215
Total current assets	623,526	535,672
Long-term investments	77,083	152,050
Property and equipment, net	75,740	73,271
Operating lease right-of-use assets	72,646	73,138
Other assets	7,258	7,188
Total assets	$856,253	$841,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,836	$21,087
Accrued liabilities	29,477	34,370
Short-term operating lease liabilities	14,490	14,863
Other current liabilities	3,044	1,540
Total current liabilities	66,847	71,860
Term loan, net	61,165	47,367
Convertible notes, net	134,511	95,471
Liabilities related to revenue participation right purchase agreements, net	275,235	179,072
Long-term deferred revenue	87,000	87,000
Long-term operating lease liabilities	112,023	112,229
Other non-current liabilities	3,211	4,457
Total liabilities	739,992	597,456
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	85	84
Additional paid-in capital	1,406,249	1,452,268
Accumulated other comprehensive loss	(3,589)	(869)
Accumulated deficit	(1,286,484)	(1,207,620)
Total stockholders’ equity	116,261	243,863
Total liabilities and stockholders’ equity	$856,253	$841,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues:
Research and development revenues	$1,148	$6,548
Total revenues	1,148	6,548
Operating expenses:
Research and development	45,935	31,561
General and administrative	33,070	15,598
Total operating expenses	79,005	47,159
Operating loss	(77,857)	(40,611)
Interest expense	(2,746)	(3,988)
Loss on extinguishment of debt	(2,693)	—
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(6,564)	(2,795)
Interest and other income, net	415	290
Net loss	$(89,445)	$(47,104)
Net loss per share — basic and diluted	$(1.05)	$(0.66)
Weighted-average number of shares used in computing net loss per share — basic and diluted	84,996	71,195
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(2,720)	(99)
Comprehensive loss	$(92,165)	$(47,203)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	84,799,542	$84	$1,452,268	$(869)	$(1,207,620)	$243,863
ASU 2020-06 adoption	—	—	(49,476)	—	10,581	(38,895)
Exercise of stock options	374,242	1	4,074	—	—	4,075
Vesting of restricted stock units, net of taxes withheld	403,169	—	(9,602)	—	—	(9,602)
Stock-based compensation	—		8,985	—	—	8,985
Other comprehensive loss	—	—	—	(2,720)	—	(2,720)
Net loss	—	—	—	—	(89,445)	(89,445)
Balance, March 31, 2022	85,576,953	$85	$1,406,249	$(3,589)	$(1,286,484)	$116,261

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	71,015,183	$70	$1,105,470	$149	$(992,306)	$113,383
Exercise of stock options	187,807	1	1,271	—	—	1,272
Vesting of restricted stock units, net of taxes withheld	360,050	—	(4,449)	—	—	(4,449)
Net share settlement	—	—	(418)	—	—	(418)
Stock-based compensation	—	—	5,261	—	—	5,261
Other comprehensive loss	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(47,104)	(47,104)
Balance, March 31, 2021	71,563,040	$71	$1,107,135	$50	$(1,039,410)	$67,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(89,445)	$(47,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	6,592	2,822
Non-cash stock-based compensation expense	8,985	5,261
Non-cash lease expense	227	1,124
Depreciation and amortization of property and equipment	1,341	537
Interest receivable and amortization on investments	1,004	933
Non-cash interest expense related to debt	1,300	1,676
Loss on extinguishment of debt	2,693	—
Changes in operating assets and liabilities:
Accounts receivable	50,763	(94)
Prepaid and other assets	(1,422)	2,677
Accounts payable	(3,080)	(4,047)
Accrued and other liabilities	(3,522)	(3,120)
Operating lease liabilities	(579)	9,816
Other non-current liabilities	(1,668)	—
Net cash used in operating activities	(26,811)	(29,519)
Cash flows from investing activities:
Purchases of investments	(193,127)	(66,200)
Maturities of investments	129,790	64,250
Sales of investments	—	3,300
Purchases of property and equipment	(942)	(6,626)
Net cash used in investing activities	(64,279)	(5,276)
Cash flows from financing activities:
Repayment of finance lease liabilities	(148)	—
Repayment of term loan	(47,651)	—
Debt extinguishment costs	(2,409)	—
Proceeds from 2020 RPI Transactions, net	149,581	—
Proceeds from and payments for stock-based award activities, net	(5,527)	(3,596)
Net cash provided by (used in) financing activities	93,846	(3,596)
Net increase in cash and cash equivalents	2,756	(38,391)
Cash and cash equivalents, beginning of period	112,666	82,985
Cash and cash equivalents, end of period	$115,422	$44,594

Non-cash investing and financing activities:
Cash paid for interest	2,714	868
Right-of-use assets recognized in exchange for operating lease obligations	—	77,887
Right-of-use assets recognized in exchange for finance lease obligations	703	—
Amounts unpaid for purchases of property and equipment	1,829	3,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is a late-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions.

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $1,286.5 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

We are subject to risks common to late stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us. To date, we have funded operations primarily through sales of our common stock, contract payments under our collaboration agreements, sales of future revenues and royalties, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). Under ASU 2020-06 the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. ASU 2020-06 also provides for certain disclosures with regard to convertible instruments and associated fair values. ASU 2020-06 is effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. ASU 2020-06 provides companies with the option to adopt the new standard using either the full retrospective or modified retrospective method.

We adopted this new guidance using the modified retrospective method as of January 1, 2022, with respect to our convertible senior notes due 2026 (the “2026 Notes”). The cumulative effect of initially applying the new standard was recognized as an adjustment to accumulated deficit. The following table summarizes the adjustments made to our condensed consolidated balance sheet as of January 1, 2022, upon adoption of the new standard:

Balance sheet account description	Ending Balance as of December 31, 2021	ASU 2020-06 Adjustments	Beginning Balance as of January 1, 2022
Convertible notes, net	$95,471	$38,895	$134,366
Additional paid-in capital	1,452,268	(49,476)	1,402,792
Accumulated deficit	(1,207,620)	10,581	(1,197,039)

The adoption of this new guidance resulted in an increase in the carrying value of the 2026 Notes to reflect the full principal amount of the convertible notes outstanding, net of issuance costs, a decrease in additional paid-in capital to remove the equity component separately recorded for the conversion feature associated with the convertible notes, a cumulative-effect adjustment to the beginning balance of our accumulated deficit as of January 1, 2022 to reverse the accretion of discount that resulted from the bifurcation of the equity component of the 2026 Notes, and a reversal of the related deferred tax liability of $8.3 million with a corresponding increase in our deferred tax asset valuation allowance. The adoption of this new guidance has reduced non-cash interest expense for the year ending December 31, 2022 and will continue to do so until the 2026 Notes have been settled. The remaining debt issuance costs will continue to be amortized over the term of the notes.

We have recognized $1.5 million of interest expense of the 2026 Notes for the three months ended March 31, 2022, which is $1.4 million less than under the previous accounting standards. Without the adoption of ASU 2020-06, our reported net loss and net loss per share would increase by $1.4 million and $0.02 per share, respectively.

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	March 31, 2022	March 31, 2021
Options to purchase common stock	10,855	9,508
Warrants to purchase common stock	47	48
Restricted stock and performance units	1,520	1,154
Shares issuable related to the ESPP	31	45
Shares issuable upon conversion of convertible notes	16,675	16,675
Total shares	29,128	27,430

Note 3 — Research and Development Arrangements

2021 Ji Xing and RTW Transactions

The Ji Xing OM License Agreement, as defined below, and the sales of common stock to the RTW Investors, as defined below, in December 2021, as described below, (together the “2021 RTW Transactions”) were entered into with parties that were at the time of our entry into the 2021 RTW Transactions affiliated and in contemplation of one another and, accordingly, we have assessed the accounting for these transactions in the aggregate. Unconstrained arrangement consideration under the 2021 RTW Transactions totaled $70.0 million and was allocated in accordance with ASC 820 and ASC 606 as follows (in thousands):

Allocated Consideration
Units of Accounting:
License and collaboration	$54,856
Common stock (fair value)	15,144
Total consideration	$70,000

Ji Xing Omecamtiv Mecarbil License and Collaboration Agreement

On December 20, 2021, we entered into a License and Collaboration Agreement (the “Ji Xing OM License Agreement”) with Ji Xing Pharmaceuticals Limited (“Ji Xing”), pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in the People's Republic of China (including the Hong Kong and Macau Special Administrative Districts) (together “China”) and Taiwan. Under the terms of the Ji Xing OM License Agreement, we are the beneficiary of a nonrefundable $50.0 million payment obligation from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to the U.S. Food and Drug Administration (the “FDA”) a new drug application (“NDA”) for omecamtiv mecarbil. The $50 million payment was received by the Company in January 2022. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

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

2020 Ji Xing and RTW Transactions

On July 14, 2020, we entered into a series of transactions as described below with RTW Royalty Holdings Designated Activity Company (“RTW Royalty Holdings”) and Ji Xing, related to aficamten, our proprietary small molecule cardiac myosin inhibitor product, a novel cardiac myosin inhibitor, and other assets (together, the “2020 RTW Transactions”). The 2020 RTW Transactions include entering into a licensing and collaboration agreement with Ji Xing, the sale of Cytokinetics common stock to the RTW Investors, an agreement to sell to RTW Royalty Holdings our interest in certain future royalties on net sales of products containing the compound mavacamten that is being developed by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.), and the ability for the Company to obtain additional funding in the future from RTW Royalty Holdings, upon the achievement of certain clinical trial milestones, in exchange for future royalty payments as further discussed below. As a result, we have received and expect to receive a combination of license fees, milestone revenues and sale proceeds from the RTW Investors, RTW Royalty Holdings and Ji Xing.

The 2020 RTW Transactions were entered into with parties that were at the time of our entry into the 2020 RTW Transactions affiliated and in contemplation of one another and, accordingly, we have assessed the accounting for these transactions in the aggregate. We concluded that there were three units of accounting in the 2020 RTW Transactions as further described below. The Company allocated the total consideration in accordance with ASC 820, Fair Value Measurement, and ASC 606, Revenue from Contracts with Customers, as follows (in thousands):

Allocated Consideration
Units of Accounting:
License and collaboration (residual)	$36,501
Royalty (fair value)	87,000
Common stock (fair value)	36,499
Total consideration	$160,000

Ji Xing Aficamten License and Collaboration Agreement

On July 14, 2020, we entered into a License and Collaboration Agreement (the “Ji Xing Aficamten License Agreement”) with Ji Xing, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize aficamten in China and Taiwan. Under the terms of the Ji Xing Aficamten License Agreement, we received from Ji Xing a nonrefundable upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in the field of obstructive hypertrophic cardiomyopathy (“oHCM”) and/or non-obstructive hypertrophic cardiomyopathy (“nHCM”) and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of the products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

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

The consideration related to sales-based milestone payments, including royalties, will be recognized when the related sales occur under the sales-and usage-based royalty exception of ASC 606 as these amounts have been determined to relate predominantly to the license.

We re-evaluate the probability of achievement of development milestones and any related constraints each reporting period. We will include consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

We recognized a $5.0 million milestone from Ji Xing during the third quarter of 2021 for initiation of a phase 3 clinical trial for aficamten in oHCM. Although our contractual right to payment had not arisen under the Ji Xing Aficamten License Agreement, we determined recognition of the milestone in accordance with ASC 606 during the third quarter of 2021 was appropriate based on our expected initiation of a phase 3 clinical trial of aficamten in oHCM and was recorded as a corresponding contract asset in other current assets in our consolidated balance sheet as of December 31, 2021. The $5.0 million was reclassed to accounts receivable since we had a contractual right to payment as of March 31, 2022.

Royalty Purchase Agreement

On July 14, 2020, we entered into a Royalty Purchase Agreement (the “RTW Royalty Purchase Agreement”) with RTW Royalty Holdings, pursuant to which we sold our right to receive certain payments on the net sales of products containing the compound mavacamten, a cardiac myosin inhibitor (the “Mavacamten Royalty”), under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. to RTW Royalty Holdings for a one-time payment of $85.0 million. The RTW Royalty Purchase Agreement transaction closed on November 13, 2020. On March 31, 2021, RTW Royalty Holdings assigned its rights and obligations under the RTW Royalty Purchase Agreement to its affiliate, RTW Investments ICAV for RTW Fund 1 (“RTW ICAV”).

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

We will recognize revenue related to the sale of the Mavacamten Royalty using the units-of-revenue method when the product is commercialized. Under the units-of-revenue method, the revenue to be recognized for a period is calculated by computing a ratio of the Mavacamten Royalty paid to RTW Royalty Holdings for a given period to the total payments expected to be made to RTW Royalty Holdings over the term of the agreement, and then applying that ratio to the period's cash payment. We will record any adjustments due to changes in the underlying royalties on a cumulative catch-up basis.

Common Stock Purchase Agreements

On July 14, 2020, we entered into common stock purchase agreements with each of the RTW Investors. These common stock purchase agreements provided for the sale and issuance of an aggregate of 2.0 million shares of common stock of Cytokinetics at a price per share of $25.00 and an aggregate purchase price of $50.0 million. The closing occurred on July 14, 2020. The RTW Investors have agreed to certain trading and other restrictions with respect to the shares of common stock they purchased pursuant to these agreements, including a restriction on sales or other transfers of the shares, subject to certain exceptions, for a period of two years from the closing date, which period will be extended if certain conditions are met. The restrictions resulted in a premium paid by RTW investors of $13.5 million which represents the excess amount paid over the fair value of the shares of common stock purchased. The premium was determined by analyzing the holding period discount applied to the 30-day average stock price as of July 14, 2020, which is a Level 2 fair value input. The cash received less the calculated premium is the $36.5 million fair value of the common stock recorded.

Funding Agreement

During July 2020, we also entered into a Funding Agreement (the “Funding Agreement”) with RTW Royalty Holdings. Pursuant to the Funding Agreement, RTW Royalty Holdings had committed to provide up to $90.0 million (the “RTW Funding Commitment”) to fund our development and commercialization of aficamten in nHCM and oHCM.

On January 7, 2022, we announced that we had elected to unilaterally terminate the Funding Agreement in connection with our entry into the RP Aficamten RPA (as defined below). At the time of its termination, we had not exercised any rights to sell any revenue interest in aficamten under the Funding Agreement.

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

Research and development revenue from Astellas was $1.1 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.

We had accounts receivable from Astellas of $1.1 million as of March 31, 2022 and $1.8 million as of December 31, 2021.

Amgen Inc. (“Amgen”)

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

We recognized research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement, which terminated effective May 20, 2021. There was no research and development revenue from Amgen for the three months ended March 31, 2022 and 2021.

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

Fair value of financial assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		March 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$65,445	$—	$—	$65,445
U.S. Treasury securities	Level 1	244,527	—	(1,330)	243,197
U.S. and non-U.S. government agency bonds	Level 2	24,892	—	(162)	24,730
Commercial paper	Level 2	188,023	—	(264)	187,759
U.S. and non-U.S. corporate obligations	Level 2	163,234	—	(1,833)	161,401
		$686,121	$—	$(3,589)	$682,532

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$115,937	$—	$—	$115,937
U.S. Treasury securities	Level 1	133,498	1	(268)	133,231
U.S. and non-U.S. government agency bonds	Level 2	33,489	—	(53)	33,436
Commercial paper	Level 2	169,622	6	(19)	169,609
U.S. and non-U.S. corporate obligations	Level 2	175,282	—	(536)	174,746
		$627,828	$7	$(876)	$626,959

The available-for-sale securities in our condensed consolidated balance sheet are as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash equivalents	$111,897	$115,937
Short-term investments	493,552	358,972
Long-term investments	77,083	152,050
	$682,532	$626,959

Interest income, net was $0.4 million and $0.3 million for three months ended March 31, 2022 and 2021, respectively.

No credit losses on debt securities were recognized during the three months ended March 31, 2022 or 2021. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

The carrying amount of our accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 5 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	March 31, 2022	December 31, 2021
Accrued liabilities:
Clinical and preclinical costs	$14,790	$13,872
Compensation related	9,824	14,930
Other accrued expenses	4,863	5,568
Total accrued liabilities	$29,477	$34,370

Note 6 — Agreements with Royalty Pharma

On January 7, 2022, we announced that we had entered into the Development Funding Loan Agreement (the “RP Loan Agreement”) and the Revenue Participation Right Purchase Agreement (the “RP Aficamten RPA”) with Royalty Pharma Development Funding, LLC (“RPDF”) and Royalty Pharma Investments 2019 ICAV (“RPI ICAV”) (“2022 RPI Transactions”) respectively, each of which are affiliated with Royalty Pharma International plc.

The RP Loan Agreement and the RP Aficamten RPA described below, are determined to be debt instruments subsequently measured at amortized cost and were entered into with parties that were at the time of our entry into the 2022 RPI Transactions affiliated and in contemplation of one another. We used the relative fair value method and made separate estimates of the fair value of each freestanding financial instrument and then allocated the proceeds in proportion to those fair value amounts. Arrangement consideration for the RP Loan Agreement and the RP Aficamten RPA totaled $150 million, consisting of the two $50 million upfront payments for the signing of the RP Loan Agreement and the RP Aficamten RPA and milestone of $50 million for initiation of the first pivotal trial in oHCM for aficamten that was deemed probable at the signing of the agreements.

The total consideration was allocated as follows (in thousands):

	Fair Value	Proceeds	Allocation
Units of Accounting:
Revenue Participation Right Purchase Agreement	$69,498	$100,000	$89,571
Development Funding Loan Agreement	46,887	50,000	60,429
Total consideration	$116,385	$150,000	$150,000

2022 RP Loan Agreement

Under the RP Loan Agreement, we are entitled to receive up to $300.0 million in term loans, $50.0 million of which was disbursed to us on closing and the remaining $250.0 million is available to us upon our satisfaction of customary disbursement conditions and certain development conditions by specific deadlines, as follows:

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
•
$75.0 million of tranche 4 term loans during the one year period following the receipt on or prior to September 30, 2024 of positive results from SEQUOIA-HCM, the Phase 3 trial for aficamten; and
•
$100.0 million of tranche 5 term loans during the one year period following the acceptance by the FDA on or prior to March 31, 2025 of a new drug application (“NDA”) for aficamten, subject to the conditions to the tranche 4 term loans having occurred on or prior to September 30, 2024.

Each term loan under the RP Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such term loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the term loan (such amount with respect to each term loan, “Final Payment Amount”). We accounted for amounts drawn under the RP Loan Agreement using the effective interest method which resulted in an effective interest rate of 7.65% over the ten year term. Upon the prepayment or maturity of the term loan (or upon the date such prepayment or repayment is required to be paid), we are required to pay an additional amount equal to $34.6 million.

We may prepay the term loans in full (but not in part) at any time at our option by paying an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans under the RP Loan Agreement; provided that if the conditions for either the tranche 4 term loans or the tranche 5 term loans have been met, we must have borrowed at least $25 million principal amount of the tranche 4 or 5 term loans. In addition, the term loans under the RP Loan Agreement are repayable in full at the option of either us or the lender in an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans upon a change of control of Cytokinetics.

Future minimum payments under the RP Loan Agreement are (in thousands):

Years ending December 31:
2022 remainder	$—
2023	1,440
2024	10,080
2025	11,520
2026	11,520
Thereafter	60,480
Future minimum payments	95,040
Less: Unamortized interest and loan costs	(33,875)
Term Loan, net	$61,165

As of March 31, 2022, the fair value of our RP Loan approximated its carrying value of $61.2 million based upon a market observable interest rate, which is a Level 2 input.

Interest expense for the RP Loan Agreement was $1.2 million for the three months ended March 31, 2022.

Commensurate with our entry into the RP Loan Agreement, we terminated the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC and repaid all amounts outstanding thereunder as further described in Note 7.

2022 RP Aficamten Royalty Purchase Agreement

In addition, on January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees in exchange for up to $150.0 million in consideration, $50.0 million of which was paid on the closing date, $50.0 million of which was paid to us in March 2022 following the initiation of the first pivotal trial in oHCM for aficamten and $50.0 million of which is payable following the initiation of the first pivotal clinical trial in nHCM for aficamten. The RP Aficamten RPA also provides that the parties will negotiate terms for additional funding if we achieve proof of concept results in certain other indications for aficamten, with a reduction in the applicable royalty if we and RPI ICAV fail to agree on such terms in certain circumstances.

Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances (the “RP Aficamten Liability”).

We account for the RP Aficamten Liability as a liability primarily because we have significant continuing involvement in generating the related revenue stream from which the liability will be repaid. If and when aficamten is commercialized and royalties become due, we will recognize the portion of royalties paid to RPI ICAV as a decrease to the RP Aficamten Liability and a corresponding reduction in cash.

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 11.7% as of March 31, 2022.

2017 RP Omecamtiv Mecarbil Royalty Purchase Agreement

In February 2017, we entered into the RP OM RPA pursuant to which we sold a portion of our right to receive royalties from Amgen on future net sales of omecamtiv mecarbil to RPI Finance Trust (“RPFT”) for a one-time payment of $90 million, which is non-refundable even if omecamtiv mecarbil is never commercialized. Concurrently, we entered into a common stock purchase agreement with RPFT through which RPFT purchased 875,656 shares of the Company’s common stock for $10.0 million. We allocated the consideration and issuance costs on a relative fair value basis to our liability to RPFT related to sale of future royalties under the RP OM RPA (the “RP OM Liability”) and the common stock sold to RPFT, which resulted in the RP OM Liability being initially recognized at $92.3 million. The RP OM RPA provides for the sale of a royalty to RPFT of 4.5% on worldwide net sales of omecamtiv mecarbil, subject to a potential increase of up to an additional 1% under certain circumstances.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the unamortized portion of the RP OM Liability was approximately 10% as of March 31, 2022 and December 31, 2021.

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

Accounting for the Royalty Pharma Royalty Purchase Agreements

We periodically assess the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the amortization of the RP OM Liability and RP Aficamten Liability and the effective interest rate.

There are a number of factors that could materially affect the amount and timing of royalty payments, most of which are not within our control. The RP OM Liability and RP Aficamten Liability are recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data, including competitor sales data, and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, timing of the expected launch and its impact on the royalty rate as well as the overall probability of success. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RP OM Liability and RP Aficamten Liability.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	2022		2021
	RP Aficamten Liability	RP OM Liability	RP OM Liability
Beginning balance, January 1	$—	$179,072	$166,068
Initial carrying value	89,571	—	—
Interest accretion	2,286	4,278	2,795
Amortization of issuance costs	—	28	27
Ending balance, March 31	91,857	183,378	168,890

As of March 31, 2022, the fair value of the liabilities related to the sale of future royalties to RPFT and RPI ICAV are consistent with its carrying value of $91.8 million and $183.4 million, respectively, and is based on our current estimates of future royalties expected to be paid to RPFT and RPI ICAV under the RP OM RPA and RP Aficamten RPA, respectively, as defined above, over the life of the arrangement, which are considered Level 3 inputs.

We recognized $6.6 million and $2.8 million in non-cash interest expense for the three months ended March 31, 2022 and 2021, respectively, related to the RP Aficamten RPA and the RP OM RPA.

Note 7 — Debt

Silicon Valley Bank and Oxford Finance Term Loans

Prior to January 7, 2022, we maintained a loan and security agreement dated as of October 19, 2015, as amended (the “Term Loan Agreement”), with Silicon Valley Bank and Oxford Finance LLC (“Oxford”) (the “Lenders”).

Both borrowings under the Term Loan Agreement were subject to interest at an annual rate equal to the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate. The borrowing under the Term Loan Agreement was repayable in monthly interest-only payments through December 31, 2020. The interest-only period was automatically extended until July 1, 2021 as a result of the Company’s initiation of a Phase 2 trial for aficamten in oHCM and was extended through December 31, 2021 as a result of the achievement of positive results in GALACTIC-HF, the trial of omecamtiv mecarbil in chronic heart failure as announced on October 8, 2020. The ultimate interest-only period was to be followed by equal monthly payments of principal and interest to the maturity date in December 2023. We were required to make a final payment upon loan maturity of 6.00% of the notes payable, which we accreted over the life of the Term Loan Agreement. Our obligations under the Term Loan Agreement were secured by substantially all our current and future assets, other than our intellectual property.

The Term Loan Agreement was terminated and all amounts thereunder repaid in connection to our entry into that certain Development Funding Loan Agreement, dated January 7, 2022 (the “RP Loan Agreement”), between us and Royalty Pharma Development Funding, LLC (“RPDF”), as further described below. Amounts outstanding under the Term Loan Agreement were classified as non-current in our condensed consolidated balance sheet as of December 31, 2021, because short-term obligations expected to be refinanced on a long-term basis are not expected to require the use of working capital during the ensuing fiscal year.

As a result of the termination of the Term Loan Agreement and the repayment to the Lenders, during the three months ended March 31, 2022, we recorded $2.7 million in loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss, consisting of the premium on debt repayments and the write-off of the remaining term loan fees and debt issuance costs.

Interest expense for the Term Loan Agreement was $1.2 million for the three months ended March 31, 2021.

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

As discussed in Note 1, effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method and, as a result, it is no longer required to separately account for the liability and equity components of the 2026 Notes, and, instead, account for the 2026 Notes wholly as debt.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Contractual interest expense	$1,380	$1,380
Amortization of debt discount	—	1,371
Amortization of debt issuance costs	145	14
Total interest expense recognized	$1,525	$2,765

The effective interest rate of the 2026 Notes was 4.6% for the period ended March 31, 2022. As of March 31, 2022, the unamortized debt issuance cost for the 2026 Notes was $3.5 million and will be amortized over approximately 4.7 years. If the 2026 Notes were to be converted on March 31, 2022, the holders of the 2026 Notes would receive common shares of 16.7 million with an aggregate value of $613.8 million based on the Company’s closing stock price of $36.81 as of March 31, 2022. The if-converted value of the 2026 Notes exceeded its principal amount by $475.8 million as of March 31, 2022.

Future minimum payments under the 2026 Notes are (in thousands):

Years ending December 31:
2022 remainder	$5,520
2023	5,520
2024	5,520
2025	5,520
2026	5,520
Thereafter	138,000
Future minimum payments	165,600
Less: Interest	(27,600)
The 2026 Notes, principal amount	138,000
Less: Debt costs on the 2026 Notes	(3,489)
Net carrying amount of the 2026 Notes	$134,511

As of March 31, 2022, the estimated fair value of our convertible notes was $489.8 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

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

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of March 31, 2022, the Company had not purchased any shares under the convertible note capped call transactions.

Note 8 — Stockholders’ Equity

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

In May 2019, our stockholders approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by 4.1 million shares. In May 2020, our board of directors approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by 0.8 million shares for inducement grants to new employees. In May 2021, our stockholders approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by 5.2 million shares to 21.5 million shares (excluding an additional 0.8 million then authorized for issuance as inducement grants to new employees). In August 2021, the Company’s board of directors approved another amendment to the 2004 plan and increased the number of shares reserved for issuance for inducement grants to new employees from the 0.8 million to 1.9 million. We started granting inducement grants in September 2020. As of March 31, 2022, the total authorized shares under the 2004 Plan of 3.0 million were available for grant.

Performance Stock Units

In May 2021, the Compensation and Talent Committee of the Company’s Board of Directors (“the Compensation Committee”) granted a total of 375,000 Performance Stock Units (“PSUs”) to certain employees with a weighted average grant date fair value of $25.32 per unit. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSUs consist of two equal tranches with 50% of each tranche vesting upon achieving certain performance criteria and 50% vesting at the one-year anniversary of such achievement provided the recipient has been continuously employed by the Company. The first tranche vests upon certification by the Compensation Committee that the NDA for omecamtiv mecarbil has been filed and accepted by the FDA and the second tranche vests upon certification by the Compensation Committee that the FDA approval of the NDA is with an approved label that is consistent with the expectations underlying the Company’s commercial launch plans for omecamtiv mecarbil in effect immediately prior to such approval. As the FDA accepted our NDA for omecamtiv mecarbil subsequent to the year ended 2021, it resulted in a change of estimate of the probability of meeting the performance conditions for the PSU grants during the fourth quarter of 2021. The previous estimate was based on assumptions that were the best available information at the time. The change of estimate resulted in a cancellation of 91,250 PSUs and decrease of $0.5 million in stock-based compensation expense for the year ended December 31, 2021.

During the three months ended March 31, 2022, the performance target for the first tranche of PSUs was met. As a result, the Company recognized expense of $0.3 million for the first tranche of PSUs. No expense has been recognized for the second tranche to date. As of March 31, 2022, there was $0.5 million unamortized stock-based compensation which may vest and recognized with respect to the achievement of the performance goals and service period. The Company will assess the likelihood of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

Warrants

As of March 31, 2022 we had outstanding warrants issued pursuant to the Term Loan Agreement with a weighted average exercise price of $9.12 per share to purchase 47,772 shares of our common stock.

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

During the fourth quarter of 2021, we officially relocated from our existing headquarters located at 250, 256, and 280 East Grand Avenue, South San Francisco to our new facilities at Oyster Point. As a result of the relocation, we considered ceasing use of the existing headquarters, which triggered an impairment assessment. No expense was recognized for the first quarter of 2022 due to the impairment that was recorded in 2021. We are subject to the fixed rental fee payments for the existing headquarters through the remaining term until June 2022. As of March 31, 2022, the remaining lease term is 0.3 years and the discount rate used to determine the operating lease liability was 6.8% for buildings 250, 256 and 280 East Grand Avenue, South San Francisco, California.

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

As of March 31, 2022, the remaining lease term of the Oyster Point Lease is 11.6 years and the discount rate used to determine the related lease liability was 10.1%. We paid a total security deposit of $5.1 million in December 2019 and December 2020. The landlord has provided a tenant improvement allowance of $43.6 million in aggregate for costs relating to the initial design and construction of the improvements. As of March 31, 2022, the total commitment of undiscounted lease payments for the Oyster Point Lease was $227.4 million.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2022 and 2021 was $7.2 million and $1.1 million, respectively, and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

Finance Leases

During the third quarter of 2021, we entered into a master lease agreement for laboratory equipment leases that commenced in the fourth quarter of 2021. The leases have an initial term of 3 years and are expected to commence through the second quarter of 2022. The master lease agreement provides a purchase option with a bargain purchase price, which we expect to exercise at the end of the term. The Company classified the leases as finance leases.

Finance leases are accounted for on the condensed consolidated balance sheets with right-of-use assets and lease liabilities recognized in property and equipment, other current liabilities, and other non-current liabilities, respectively. The finance lease cost is recognized as a combination of the amortization expense for the right-of-use assets calculated on a straight-line basis over the five-year estimated useful life for laboratory equipment and interest expense for the outstanding lease liabilities using the determined discount rates. As of March 31, 2022, we have recognized finance lease right-of-use assets of $2.4 million, short-term finance lease liabilities of $0.9 million, and long-term finance lease liabilities of $1.4 million.

As of March 31, 2022, the weighted average remaining lease term for the finance leases is 4.7 years and the weighted average discount rate used to determine the finance lease liabilities is 9.47%.

The cash paid for amounts included in the measurement of finance lease liabilities for the three months ended March 31, 2022 was $0.1 million and was included in net cash provided by financing activities in our condensed consolidated statements of cash flows.

The undiscounted future non-cancellable lease payments under all our lease agreements as of March 31, 2022 is as follows (in thousands):

Years ending December 31:	Operating Leases	Finance Leases
2022 remainder	$11,052	$713
2023	17,060	843
2024	17,620	843
2025	18,199	165
2026	18,799	—
Thereafter	146,193	—
Total undiscounted future lease payments	228,923	2,564
Less: Present value adjustments	(102,410)	(282)
Total lease liability	$126,513	$2,282

The lease obligations for the finance leases that have not yet commenced as of March 31, 2022, is approximately $0.8 million, which are not included in the table above. These leases will commence in the second quarter of 2022 and expire in 2025.

Rent expenses for operating leases and finance leases were $5.6 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.

Note 10 — Subsequent Events

On April 25, 2022, the Mavacamten Royalty was extinguished pursuant to a letter agreement between the Company, RTW Investments ICAV, and MyoKardia, Inc. We are evaluating the impact of this termination on our financial statements.

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
•
the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, including the anticipated timing for initiation of clinical trials, including SEQUOIA-HCM, our ongoing Phase 3 clinical trial of aficamten in patients with symptomatic obstructive hypertrophic cardiomyopathy and COURAGE-ALS, our ongoing Phase 3 clinical trial of reldesemtiv in patients with amyotrophic lateral sclerosis, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;
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
•
future payments and other obligations under loan, lease, and revenue interest agreements and the convertible notes;
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

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•
decisions by Ji Xing Pharmaceuticals Limited with respect to the timing, design and conduct of development and commercialization activities for aficamten or omecamtiv mecarbil in the People’s Republic of China (including the Hong Kong SAR and Macau SAR) and Taiwan;
•
our ability to meet any of the conditions for disbursement and our receipt of any loan disbursements under the Development Funding Loan Agreement, dated January 7, 2022, between us and Royalty Pharma Development Funding, LLC;
•
our ability to meet any of the conditions for disbursement of additional sale proceeds under the Revenue Participation Right Purchase Agreement, dated January 7, 2022, between us and Royalty Pharma Investments 2019 ICAV;
•
decisions by FDA or other regulatory authorities to approve our new drug application for omecamtiv mecarbil by November 30, 2022 (target PDUFA action date) or otherwise, or to condition such approval on the approval of a dosage selection test for the personalized dose optimization of omecamtiv mecarbil in patients, our ability or the ability of any third party to develop or commercialize such a dosage selection test, or the timing, prospects, process or likelihood of the approval of such a dosage selection test;
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
•
accrual information provided by and performance of our contract research organizations, contract manufacturing organizations, and other vendors;
•
potential ownership changes under Internal Revenue Code Section 382; and
•
the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission by third parties.

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

Our clinical-stage drug candidates are: omecamtiv mecarbil, a novel cardiac myosin activator, CK-136 (formerly known as AMG 594), a novel cardiac troponin activator, reldesemtiv, a novel fast skeletal muscle troponin activator (“FSTA”), aficamten, a novel cardiac myosin inhibitor, and CK-3772271 (“CK-271”), our second novel cardiac myosin inhibitor.

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

CK-136 was discovered under our joint research program with Amgen Inc. (“Amgen”). In collaboration with us, Amgen conducted a randomized, placebo-controlled, double-blind, single and multiple ascending dose, single-center Phase 1 study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-136 in healthy subjects.

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

Aficamten is being evaluated in patients with symptomatic, obstructive HCM ("oHCM"). Following the results from Cohorts 1, 2 and 3 of REDWOOD-HCM (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM), a Phase 2 multicenter, randomized, placebo-controlled, double-blind, dose-finding clinical trial of aficamten, we are conducting SEQUOIA-HCM (Safety, Efficacy, and Quantitative Understanding of Obstruction Impact of Aficamten in HCM), the ongoing Phase 3 randomized, placebo-controlled, double-blind, multi-center clinical trial designed to evaluate aficamten in patients with symptomatic oHCM on background medical therapy for 24 weeks, and Cohort 4 of REDWOOD-HCM to, inter alia, determine the safety and tolerability of aficamten in patients with non-obstructive HCM (“nHCM”).

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

Our research and development expenses for the three months ended March 31, 2022 and 2021 were $45.9 million and $31.6 million, respectively.

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

Amgen Strategic Alliance

Our now terminated strategic alliance with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle, including omecamtiv mecarbil, for the potential treatment of heart failure was governed by the collaboration and option agreement dated December 29, 2006, as amended (the “Amgen Agreement”). Prior to the effective termination of the Amgen Agreement, Amgen had exclusive, worldwide rights to develop and commercialize omecamtiv mecarbil and related compounds subject to our specified development and commercial participation rights. Amgen also entered an alliance with Les Laboratoires Servier and Institut de Recherches Internationales Servier (“Servier”) for exclusive commercialization rights for omecamtiv mecarbil in Europe as well as the Commonwealth of Independent States (“CIS”), including Russia; Servier has contributed funding for development and provides strategic support to the program.

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

The effect of omecamtiv mecarbil was consistent across most prespecified subgroups and with a potentially greater treatment effect suggested in patients with a lower left ventricular ejection fraction ("LVEF") (LVEF ≤28%, n=>4,000, hazard ratio, 0.84; 95% CI 0.77, 0.92; interaction p=0.003). Omecamtiv mecarbil also significantly decreased NT-proBNP concentrations by 10% (95% CI 6-14%) at Week 24 compared to placebo.

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

In December 2020, we announced additional results from GALACTIC-HF. These results of GALACTIC-HF showed that the effect of omecamtiv mecarbil on the primary composite endpoint in GALACTIC-HF was consistent across most prespecified subgroups and with a potentially greater treatment effect suggested in patients with a lower LVEF (LVEF ≤28%, n=4,456, hazard ratio, 0.84; 95% CI 0.77, 0.92; interaction p=0.003). Supplemental analyses of this lower ejection fraction subgroup in GALACTIC-HF showed that this potentially greater treatment effect in patients who received omecamtiv mecarbil was consistently observed in patients with characteristics that may indicate advanced heart failure status, such as being hospitalized within the last 3 months (HR 0.83, 95% CI 0.74 – 0.93, p=0.001), having New York Association Class III or IV heart failure (HR 0.80, 95% CI 0.71 – 0.90, p<0.001), higher N-terminal-pro brain natriuretic peptide levels (HR 0.77, 95% CI 0.69 – 0.87, p<0.001), and lower blood pressures (HR 0.81, 95% CI 0.70 – 0.92, p=0.002). The absolute risk reductions (ARR) ranged from 5.2% to 8.1% in these subgroups as compared to the ARR of 2.1% observed in the overall population.

Additionally, a supplemental analysis of the continuous relationship between ejection fraction and the hazard ratio for the primary composite endpoint in GALACTIC-HF suggested a potentially stronger treatment effect of omecamtiv mecarbil in patients with increasingly lower ejection fractions.

In May 2021, at the American College of Cardiology 70th Annual Scientific Session, we announced data from a secondary analysis of GALACTIC-HF assessing the effect of omecamtiv mecarbil on clinical outcomes in relationship to patient baseline ejection fraction. The analysis evaluated the effect of patient treatment with omecamtiv mecarbil based on quartiles of baseline EF defined as EF ≤22%, EF 23-28%, EF 29-32% and EF ≥33% as well as considering baseline EF as a continuous variable. The incidence of the primary outcome of first heart failure event or cardiovascular death increased with decreasing ejection fraction; in the lowest LVEF quartile (EF ≤22%) the incidence (35.6 per 100 patient-years) was almost 80% greater than in the highest EF quartile (EF ≥33%; 20 per 100 patient-years). Treatment with omecamtiv mecarbil demonstrated a 15% (HR 0.85; 95% CI 0.74-0.97; p = 0.016) and 17% (HR 0.83; 95% CI 0.73-0.95; p = 0.005) relative risk reduction in the lower two quartiles, respectively, compared to no difference in the upper two quartiles.

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

In June 2021, at the European Society of Cardiology-Heart Failure Congress, we announced additional analyses from GALACTIC-HF demonstrating patients with atrial fibrillation or flutter have increased treatment effect with omecamtiv mecarbil; patients with higher baseline NT-proBNP have increased treatment effect with omecamtiv mecarbil; and patients with severe heart failure have increased treatment effect with omecamtiv mecarbil.

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

In April 2022, we announced that additional data from GALACTIC-HF were presented at the American College of Cardiology 71st Annual Scientific Session, including a healthcare resource utilization analysis and an analysis of the effect of treatment with omecamtiv mecarbil in hospitalized patients compared outpatients. Specifically, an analysis was presented indicating that treatment with omecamtiv mecarbil led to a 19% cost reduction per patient among the patient subgroup with ejection fraction less than 30% and were without atrial fibrillation and being treated with digoxin. In addition, an analysis was presented indicating that the rate of the primary outcome in GALACTIC-HF was higher in hospitalized patients in the placebo group (38.3/100 person-years [PY]) than in outpatients (23.1/100 PY) with an adjusted hazard ratio (HR) of 1.21 (95% CI 1.12, 1.31). There was a stepwise gradient in risk, with those randomized as outpatients in the placebo group within 3 months of a heart failure event at the highest risk (26.6/100 patient years (PY)) as compared with those 9-12 months post-event (19.0/100 PY) with an adjusted hazard ratio (HR) of 1.20 (95% CI 1.01, 1.42), p for trend = 0.008). The effect of omecamtiv mecarbil versus placebo on the primary outcome was similar in hospitalized patients (HR 0.89, 95% CI 0.78, 1.01) and outpatients (HR 0.94, 95% CI 0.86, 1.02), indicating that omecamtiv mecarbil similarly reduced the risk of the primary outcome both when initiated in hospitalized patients and in outpatients. In both hospitalized patients and outpatients, the initiation of omecamtiv mecarbil was safe and well tolerated. Treatment-emergent serious adverse events occurred more frequently in patients randomized during hospitalization but did not differ significantly between the treatment groups.

METEORIC-HF: On February 15, 2022, we announced topline results and on April 3, 2022, we announced the full results from METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a Phase 3 clinical trial of omecamtiv mecarbil in patients with HFrEF, were presented at the American College of Cardiology 71st Annual Scientific Session. METEORIC-HF evaluated the effect of treatment with omecamtiv mecarbil compared to placebo on exercise capacity as determined by cardiopulmonary exercise testing (“CPET”) following 20 weeks of treatment in patients with HFrEF receiving standard of care therapy. The trial completed enrollment of 276 patients in June 2021. There was no effect on the primary endpoint, which was the change in peak oxygen uptake (pVO2) on CPET from baseline to Week 20 in patients treated with omecamtiv mecarbil compared to placebo. Adverse events, including major cardiac events, were similar between the treatment arms and the safety profile of omecamtiv mecarbil in METEORIC-HF was consistent with prior clinical trials including GALACTIC-HF.

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

Omecamtiv mecarbil: Microgenics Immunoassay Development

Amgen and Microgenics Corporation (“Microgenics”) were parties to that certain Collaborative Development and Commercialization Agreement, dated July 26, 2012 (as amended from time to time, the “Assay Agreement”), for the development of an antibody-based immunoassay (the “Microgenics OM Assay”) used for the in vitro measurement of concentrations of omecamtiv mecarbil in human blood and other bodily fluids, as well as related calibrator and controls, based on immunoassay technologies developed by Microgenics and its affiliates suitable for application on automated chemistry analyzers. The Microgenics OM Assay was intended to ensure personalized dose optimization of omecamtiv mecarbil in patients being treated. The Microgenics OM Assay was utilized in both GALACTIC-HF and METEORIC-HF to enable optimal dose titration in patients. We have been informed by Amgen that the Assay Agreement terminated contemporaneously with the termination of the Amgen Agreement. Consequently, we are pursuing the development and/or usage of alternative dosage selection tests to the Microgenics OM Assay to be used for personalized dose optimization of omecamtiv mecarbil if required by FDA or other regulatory authorities in order to obtain marketing approval of omecamtiv mecarbil.

Omecamtiv mecarbil: Ji Xing Strategic Alliance

On December 20, 2021, we entered into License and Collaboration Agreement with Ji Xing (the “Ji Xing OM License Agreement”), pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in the People's Republic of China (including the Hong Kong and Macau SARs) (“China”) and Taiwan. Under the terms of the Ji Xing OM License Agreement, we are the beneficiary of a nonrefundable $50.0 million payment obligation from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to FDA an NDA for omecamtiv mecarbil. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

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

In October 2021, we announced that preclinical data relating to the discovery and optimization of CK-136 were presented at the 2021 Medicinal Chemistry Gordon Research Conference in West Dover, VT. The data presented described the primary research objectives related to CK-136 including the identification of initial hit compounds and subsequent chemical optimization as well as preclinical characterization in biochemical assays, cardiac myocytes, and in vivo models of cardiac function. An initial cardiac troponin activator identified in screening was shown in a reconstituted sarcomere assay to selectively activate the cardiac troponin complex. Importantly, it did not inhibit phosphodiesterase 3 (PDE-3) and showed no effect on the cardiomyocyte calcium transient, indicating its selectivity. The optimization of the initial hit compound that led to CK-136 focused to maximizing the therapeutic window and its pharmacokinetic profile as could result in favorable increases in cardiac function. Preclinical studies demonstrated that the pharmacodynamic range for CK-136 was larger than that associated with omecamtiv mecarbil in similar preclinical models. Additionally, CK-136 demonstrated a pharmacokinetic profile and a projected human half-life that should enable once or twice daily dosing. These preclinical data suggest that CK-136 is a selective cardiac troponin activator with a favorable pharmacodynamic window associated with substantial increases in cardiac contractility, representing a potential approach to augmenting cardiac contractility in diseases characterized by reduced cardiac function.

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

Aficamten: Clinical Development

We conducted a Phase 1 double-blind, randomized, placebo-controlled, multi-part, single and multiple ascending dose clinical trial of aficamten to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of aficamten in healthy subjects. In September 2019 we presented data from the Phase 1 study of aficamten at the HFSA 23rd Annual Scientific Meeting in Philadelphia. The study met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of aficamten, describe the pharmacokinetics of aficamten and its pharmacodynamic effects as measured by echocardiography, as well as to characterize the PK/PD relationship with regards to cardiac function. These data support the advancement of aficamten into a Phase 2 clinical trial in patients with oHCM (REDWOOD-HCM), which started in the first quarter of 2020.

In January 2021, we announced that the FDA granted orphan drug designation to aficamten for the treatment of symptomatic HCM.

In May 2021, we announced that the first site had been activated to enroll patients in REDWOOD-HCM OLE, an open-label extension clinical study designed to assess the long-term safety and tolerability of aficamten in patients with symptomatic oHCM. Eligible patients have completed participation in REDWOOD-HCM, the Phase 2 clinical trial of aficamten.

In July 2021, we announced positive topline results of Cohorts 1 and 2 of REDWOOD-HCM. Specifically, results from Cohorts 1 and 2 of REDWOOD-HCM demonstrated that treatment with aficamten for 10 weeks resulted in statistically significant reductions from baseline compared to placebo in the average resting left ventricular outflow tract pressure gradient (“LVOT-G”) (p=0.0003, p=0.0004, Cohort 1 and Cohort 2, respectively) and the average post-Valsalva LVOT-G (p=0.001, p<0.0001, Cohort 1 and Cohort 2, respectively). The majority of patients treated with aficamten (78.6% in Cohort 1 and 92.9% in Cohort 2) achieved the target goal of treatment, defined as resting gradient <30 mmHg and post-Valsalva gradient <50 mmHg at Week 10 compared to placebo (7.7%). Reductions in LVOT-G occurred within two weeks of initiating treatment with aficamten, were maximized within two to six weeks of the start of dose titration, and were sustained until the end of treatment at 10 weeks. The observed reductions in LVOT-G were dose dependent, with patients achieving greater reductions of LVOT-G with increasing doses of aficamten. Treatment with aficamten in REDWOOD-HCM was generally well tolerated. The incidence of adverse events was similar between treatment arms. No serious adverse events were attributed to aficamten and no treatment interruptions occurred on aficamten. No new cases of atrial fibrillation in patients treated with aficamten were reported. In this dose-range finding trial, one patient experienced a transient decrease in LVEF that required dose adjustment but not dose interruption. LVEF returned to baseline within two weeks after the end of treatment in both cohorts, which was consistent with the reversibility of LVEF decreases that were similarly observed in healthy participants in the Phase 1 study of aficamten.

In September 2021, we announced that the primary results of REDWOOD-HCM were presented in a late breaking clinical trial session at the HFSA Annual Scientific Meeting.

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

In October 2021, we announced the design of SEQUOIA-HCM. SEQUOIA-HCM is a Phase 3 randomized, placebo-controlled, double-blind, multi-center clinical trial designed to evaluate aficamten in patients with symptomatic oHCM on background medical therapy for 24 weeks. The primary objective is to assess the effect of aficamten on change in peak oxygen uptake (pVO2) measured by CPET from baseline to week 24. Secondary objectives include change in Kansas City Cardiomyopathy Questionnaire (KCCQ) score from baseline to week 12 and week 24, the proportion of patients with ≥1 class improvement in NYHA functional class from baseline to week 12 and week 24, change in post-Valsalva left ventricular outflow tract gradient (LVOT-G) to week 12 and week 24, the proportion of patients with post-Valsalva LVOT-G <30 mmHg, and change in total workload during CPET to week 24.

SEQUOIA-HCM is open for enrollment and is expected to enroll 270 patients, randomized on a 1:1 basis to receive aficamten or placebo in addition to standard-of-care treatment. Each patient will receive up to four escalating doses of aficamten or placebo based on echocardiographic guidance alone. At screening, patients enrolled in SEQUOIA-HCM must have a resting LVOT-G ≥30 mmHg, post-Valsalva peak LVOT-G ≥50 mmHg, and be NYHA Class II or III. Patients receiving aficamten will begin with 5 mg dosed once daily. At weeks 2, 4 and 6 patients will receive an echocardiogram to determine if they will be up-titrated to escalating doses of 10, 15 or 20 mg. Dose escalation will occur only if a patient has a post-Valsalva LVOT-G ≥30 mmHg and a biplane LVEF ≥55%. Patients who do not meet escalation criteria will continue to receive their current dose or may be down-titrated if appropriate.

In December 2021, we announced that the FDA granted Breakthrough Therapy Designation for aficamten for the treatment of oHCM.

On February 1, 2022, we announced positive topline results from Cohort 3 of REDWOOD-HCM and on April 2, 2022, we announced that the full results were presented at the American College of Cardiology 71st Annual Scientific Session. Cohort 3 of REDWOOD-HCM enrolled patients with symptomatic oHCM and a resting or post-Valsalva LVOT-G of ≥50 mmHg whose background therapy included disopyramide and in the majority a beta-adrenergic blocker. All patients received up to three escalating doses of aficamten once daily (5, 10, 15 mg), titrated based on echocardiographic guidance. The doses employed were the same as those used in Cohort 1 of REDWOOD-HCM. Overall treatment duration was 10 weeks with a 4-week follow up period after the last dose. In total, thirteen patients were enrolled and all patients completed the study on treatment.

Results from Cohort 3 demonstrated a substantial reduction in the mean (± SD) resting LVOT-G (from 50 ± 25 at baseline to 24 ± 17 mmHg at Week 10) and Valsalva LVOT-G (from 78 ± 27 to 50 ± 25 mmHg). For the resting LVOT-G, the least square mean difference (± SE) for the change from baseline to Week 10 was -28 ± 3.2 mmHg (p < 0.0001) and for the Valsalva LVOT-G was -27 ± 5.9 mmHg (p = 0.0002). The relief of obstruction was accompanied by a modest reduction in LVEF (from 74 ± 7% at baseline to 69 ± 7% at Week 10). For LVEF, the least square mean difference (± SE) for the change from baseline to Week 10 was -4.8 ± 1.9% (p = 0.018). There were no patients who experienced a reduction in LVEF below the prespecified safety threshold of 50%.

Treatment with aficamten resulted in 6 of the 13 patients (46%) experiencing a complete hemodynamic response by Week 10, with the remaining 7 (54%) still eligible for dose escalation to the highest dose of aficamten (20 mg) employed in SEQUOIA-HCM, the Phase 3 trial. Eleven of 13 patients (85%) experienced improvement in NYHA class by at least one class. In addition to hemodynamic and functional capacity improvements, patients also experienced a significant improvement in NT-proBNP and trended to lower hs-troponin I. The safety and tolerability of aficamten were consistent with prior experience in REDWOOD-HCM with no dose interruptions or treatment discontinuations and no serious adverse events. Coadministration of aficamten along with disopyramide and beta-blockers or calcium-channel blockers did not result in any significant electrocardiographic changes including in the QT-interval, or in blood pressure or heart rate.

On March 2, 2022, we announced the opening of enrollment in Cohort 4 of REDWOOD-HCM. Cohort 4 will enroll, in an open label fashion, 30-40 patients with symptomatic non-obstructive HCM ("nHCM") receiving background medical therapy. At screening, patients must have a LVEF of ≥60%, an elevated NT-proBNP >300 pg/mL, and must not have resting or post-Valsalva LVOT gradients (<30 mmHg in each case). The primary objective is to determine the safety and tolerability of aficamten in patients with nHCM. Other objectives include the effect of aficamten on LVEF, NYHA Functional Class and cardiac biomarkers. All patients will receive up to three escalating doses of aficamten, with doses being adjusted based on echocardiography according to LVEF alone. Cohort 4 will employ doses of 5, 10 and 15 mg once daily. Overall treatment duration will be 10 weeks with a 4-week follow up period after the last dose.

Ji Xing Strategic Alliance

On July 14, 2020, we entered into a certain License and Collaboration Agreement with Ji Xing (the “Ji Xing Aficamten License Agreement”), pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize aficamten in China and Taiwan. Under the terms of the Ji Xing Aficamten License Agreement, we received from Ji Xing an upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in the field of oHCM, and/or nHCM and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing Aficamten License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

CK-271

In 2020, we completed our planned Phase 1, single-dose pharmacokinetic evaluation and tolerability assessments of CK-271 in healthy volunteers and determined it to be suitable for further development. The primary objective of this Phase 1 placebo-controlled, single ascending dose clinical study in healthy adults was to assess the safety and tolerability of CK-271. The secondary objective was to evaluate the pharmacokinetic profile of CK-271 following single oral ascending doses. The study design included three cohorts, with 8 adults per cohort randomized (6:2) in a blinded fashion to CK-271 or placebo. Dose escalation decisions were made after review of the available safety, pharmacokinetic, and echocardiography data. We are evaluating its potential for its further development in connection with our plans to conduct a broad development program for our cardiac myosin inhibitor(s) in HCM and potentially other indications.

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

In April 2020, Cytokinetics and Astellas entered into two agreements, which, taken together, amend and restate our research, development and commercialization collaboration with Astellas under the Astellas Agreement, as set out below.

Cytokinetics and Astellas signed a Fast Skeletal Regulatory Activator Agreement dated April 23, 2020 (the “Astellas FSRA Agreement”). As a result of the Astellas FSRA Agreement, Cytokinetics will now have exclusive control and responsibility for Cytokinetics’ future development and commercialization of reldesemtiv, CK-601 and other fast skeletal regulatory activator (collectively “FSRA”) compounds and products, and accordingly, Astellas agreed to terminate its license to all FSRA compounds and related products. Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with Cytokinetics’ Phase 3 clinical trial of reldesemtiv in ALS up to a maximum contribution by Astellas of $12 million. In addition, Astellas agreed to non-cash contributions to Cytokinetics, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601. Astellas also agreed to the continued conduct of ongoing stability studies pertaining to such existing inventories of active pharmaceutical ingredient, at Astellas’ cost. In exchange, Cytokinetics will pay Astellas a low- to mid- single digit royalty on sales of reldesemtiv in the United States, Canada, United Kingdom and the European Union until the later of (i) ten years following the first commercial sale of such product in a major market country, or (ii) December 31, 2034, subject to certain royalty reduction provisions. Cytokinetics would not owe Astellas royalties on sales of reldesemtiv in any other country, or on the sale of any FSRA compounds or related products other than reldesemtiv.

Cytokinetics and Astellas also signed that certain License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020 (the “Astellas OSSA Agreement”). The Astellas OSSA Agreement is an amendment and restatement of the Astellas Agreement and removes the FSRA compounds and related products from the collaboration.

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

In 2019, we presented subgroup analyses of FORTITUDE-ALS showing that the effect of reldesemtiv on patients with ALS was similar whether or not patients were also receiving Radicava® (edaravone) and/or Rilutek® (riluzole).

In December 2020, we announced that additional post-hoc analyses from FORTITUDE-ALS evaluating how baseline patient characteristics impacted the effect of treatment with reldesemtiv versus placebo. When patients were divided into faster, middle and slower progressing tertiles based on pre-study ALSFRS-R progression rates, the middle and fastest progressing tertiles of patients combined showed a 27% difference at 12 weeks between patients receiving reldesemtiv versus placebo (1.15 ALSFRS-R points, p=0.011), compared to 18% (0.4 points; p=0.43) in the slowest progressing tertile. In general, patients with a longer symptom duration were slower progressors; 59% of those with SD >24 months were in the slowest tertile. Most patients who were minimally affected with an ALSFRS-R ≥45 at baseline were also slow progressors. In comparing the treatment effect of slow progressing patients with symptoms ≤24 months and a baseline ALSFRS-R score of ≤44 to the original primary analysis population, the effect size and statistical significance increased, despite reducing the number of analyzed patients. In an analysis of the total study population (n=458), combining all patients who received reldesemtiv and comparing to those who received placebo, the change from baseline to week 12 in the ALSFRS-R total score showed a least square mean (LSM) difference of 0.87 (p=0.013). However, limiting the analysis population to patients with symptoms ≤24 months and a baseline ALSFRS-R score of ≤44 (n=272), the LSM difference was 1.84 (p=0.0002). Together, these post-hoc analyses indicate that the impact of treatment with reldesemtiv was more apparent in patients with faster pre-study rates of progression, which include patients with short symptom duration and lower baseline ALSFRS-R scores.

Also in December 2020, we announced the design of COURAGE-ALS, the Phase 3 clinical trial of reldesemtiv in patients with ALS, which is currently open for enrollment. COURAGE-ALS is expected to enroll approximately 555 patients with ALS. Patients will be randomized 2:1 to receive 300 mg of reldesemtiv or matching placebo dosed orally twice daily for 24 weeks, followed by a 24-week period in which all patients will receive 300 mg of reldesemtiv twice daily. Eligible patients will be within the first two years of their first symptom of muscle weakness, have a vital capacity of ≥65% predicted, and a screening ALSFRS-R ≤44. Patients currently taking stable doses of Radicava® (edaravone) and/or Rilutek® (riluzole) will be permitted and randomization stratified accordingly. The primary efficacy endpoint will be change from baseline to 24 weeks in ALSFRS-R. Secondary endpoints include combined assessment of ALSFRS-R total score; time to onset of respiratory insufficiency and survival time up to week 24 using a joint rank test; change from baseline to 24 weeks for vital capacity; ALSAQ-40; and bilateral handgrip strength. Two unblinded interim analyses by the Data Monitoring Committee are planned. The first will assess for futility, 12 weeks after approximately one-third or more of the planned sample size is randomized. A second interim analysis will also assess for futility, and there will be an option for a fixed increase in total enrollment if necessary to augment the statistical power of the trial. This Phase 3 clinical trial design builds on insights gained from FORTITUDE-ALS, further exploring the hypothesis that fast skeletal muscle activation with reldesemtiv may be an important therapeutic strategy in ALS.

In August 2021, we announced that COURAGE-ALS was opened to enrollment, and enrollment is currently ongoing.

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

Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for a vast majority of our employees effective March 16, 2020, while maintaining certain essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite procedures. We subsequently implemented a voluntary return to work for our employees subject to precautionary measures such as mandatory temperature checks for those employees that work on site from time to time. In March 2022, we transitioned to a hybrid work model, where the vast majority of our local employees will be required to work onsite for at least 3 days per week. We will continue to monitor the evolution of the pandemic and take appropriate precautionary actions in accordance with applicable laws and guidelines.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Revenues for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021	Decrease
Research and development revenues	$1,148	$6,548	$(5,400)
Total revenues	$1,148	$6,548	$(5,400)

Research and development revenues for the three months ended March 31, 2022 were from Astellas for reimbursements under the Astellas FSRA Agreement and in 2021 were from Astellas and Amgen under the Amgen Agreement.

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

Research and development expenses by program for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021	Increase
Cardiac muscle contractility	$25,487	$16,237	$9,250
Skeletal muscle contractility	11,459	8,356	3,103
All other research programs	8,989	6,968	2,021
Total research and development expenses	$45,935	$31,561	$14,374

Research and development expenses for the three months ended March 31, 2022 increased by $14.4 million from the three months ended March 31, 2021, primarily due to higher expenses for our clinical development activities for our cardiac muscle inhibitor programs, for COURAGE-ALS, for facilities expense due to our lease for our Oyster Point headquarters commenced in March 2021, and for early research activities.

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

Under our now terminated strategic alliance with Amgen, Amgen was responsible for the development of omecamtiv mecarbil until the effective termination of the Amgen Agreement, which occurred on May 20, 2021. Following the effective termination of the Amgen Agreement, we continued the Phase 3 development of omecamtiv mecarbil for the potential treatment of heart failure, at our own cost. We expect to continue the development of aficamten to assess the potential of aficamten to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM. Under our strategic alliances with Ji Xing, Ji Xing is responsible for the development of aficamten and omecamtiv mecarbil in China and Taiwan, and we may be entitled to receive milestone payments upon the achievement of certain development and commercial milestones.

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

General and administrative expenses by program for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021	Increase
Total general and administrative expenses	$33,070	$15,598	$17,472

General and administrative expenses for the three months ended March 31, 2022 increased by $17.5 million, from the three months ended March 31, 2021, respectively, primarily due to higher outside service spend in anticipation of the potential commercial launch of omecamtiv mecarbil, an increase in personnel related costs including stock-based compensation and facilities expense related to the Oyster Point Lease and finance leases in the first quarter of 2022.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021	Increase (Decrease)
Term loan	$1,147	$1,196	$(49)
Convertible notes	1,525	2,765	(1,240)
Other	74	27	47
Total interest expense	$2,746	$3,988	$(1,242)

Interest expense for the three months ended March 31, 2022 consists of interest expense related to the RP Loan Agreement between the Company and RPDF, dated January 7, 2022, and interest expense related to the 2026 Notes. Commensurate with our entry into the RP Loan Agreement, we terminated the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC and repaid all amounts outstanding thereunder.

Interest expense for the three months ended March 31, 2021 consists of Term Loan Agreement by and among the Company, Oxford and Silicon Valley Bank and interest expense related to the 2026 Notes.

Loss on extinguishment of debt

As a result of the termination of the Term Loan Agreement and the repayment to the Lenders, during the three months ended March 31, 2022, we recorded a loss of $2.7 million in loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss, consisting of the premium on debt repayments and the write-off of the remaining term loan fees and debt issuance costs.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and RP Aficamten RPA, respectively.

On January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV. Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances (the “RP Aficamten Liability”). The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 11.7% as of March 31, 2022.

In 2021, we updated our analyses of RP OM RPA to reflect our current assumptions resulting from ongoing market research in the U.S. and to reflect other adjustments in connection with our anticipated commercialization. Our estimates regarding the amount of future royalty payments decreased and the time periods within which we anticipated that such payments will be due changed. Each of these adjustments is accounted for on a prospective basis in our liability calculation and resulted in a decline in our imputed interest rate and noncash interest expenses from 15% and $22.7 million in 2020 to 10% and $12.9 million in 2021, respectively. In 2021, the change in estimate had no impact on revenue and reduced the net loss by $11.5 million. The change in accounting estimate reduced the net loss per share by $0.15 in 2021.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA and RP Aficamten RPA for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021	Increase (Decrease)
RP OM Liability	$2,286	$2,795	$(509)
RP Aficamten Liability	4,278	—	4,278
Total non-cash interest expense recognized	$6,564	$2,795	$3,769

Interest and Other Income, net

Interest and other income, net for the three months ended March 31, 2022 and 2021 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	March 31, 2022	December 31, 2021
Financial assets:
Cash and cash equivalents	$115,422	$112,666
Short-term investments	493,552	358,972
Long-term investments	77,083	152,050
Total cash, cash equivalents and marketable securities	$686,057	$623,688
Borrowings:
Term loan, net	$61,165	$47,367
Convertible notes, net	134,511	95,471
Total borrowings	$195,676	$142,838
Working capital:
Current assets	$623,526	$535,672
Current liabilities	66,847	71,860
Working capital	$556,679	$463,812

The following table shows a summary of our cash flows for the periods set forth below:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(26,811)	$(29,519)
Net cash used in investing activities	(64,279)	(5,276)
Net cash provided by (used in) financing activities	93,846	(3,596)
	$2,756	$(38,391)

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

Net cash used in operating activities of $26.8 million in the three months ended March 31, 2022 which include a net loss of $89.5 million was largely due to ongoing research and development activities, general and administrative expenses to support those activities, offset by collection of receivables primarily from our 2021 RTW Transactions. Net loss for the three months ended March 31, 2022 included, among other items: non-cash stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash interest expense related to debt.

Net cash used in investing activities of $64.3 million in the three months ended March 31, 2022 was primarily due to purchases of investments and property and equipment offset by proceeds from maturity of investments.

Net cash provided by financing activities of $93.8 million in the three months ended March 31, 2022 was primarily due to $149.6 million of net proceeds related to RP Aficamten RPA and the RP Loan Agreement and offset by the repayment of amounts owed under our Term Loan Agreement and stock-based activities.

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

In addition to the Ji Xing OM License Agreement, we entered into common stock purchase agreements with each of RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited (collectively, the “RTW Investors”), pursuant to which we sold and issued an aggregate of 0.5 million shares of our common stock at a price per share of $39.125 and an aggregate purchase price of $20.0 million.

2022 Royalty Pharma Transactions

On January 7, 2022, we announced that we had entered into that certain Development Funding Loan Agreement (the “RP Loan Agreement”) and the Revenue Participation Right Purchase Agreement (the “RP Aficamten RPA”) with Royalty Pharma Development Funding, LLC (“RPDF”) and Royalty Pharma Investments 2019 ICAV (“RPI ICAV”) respectively, each of which were at the time of our entry into such agreements affiliated with Royalty Pharma International plc.

Under the RP Loan Agreement, we are entitled to receive up to $300.0 million in term loans, $50.0 million of which was disbursed to us on closing and the remaining $250.0 million available to us upon our satisfaction of customary disbursement conditions and certain development conditions by specific deadlines, as follows:

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

We may prepay the term loans in full (but not in part) at any time at our option by paying an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans under the RP Loan Agreement; provided that if the conditions for either the tranche 4 term loans or the tranche 5 term loans have been met, we must have borrowed at least $25 million principal amount of the tranche 4 or 5 term loans. In addition, the term loans under the RP Loan Agreement are repayable in full at the option of either us or the lender in an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans upon a change of control of Cytokinetics.

In addition, on January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees in exchange for up to $150.0 million in consideration, $50.0 million of which was paid on the closing date, $50.0 million of which was paid to us on March 10, 2022 following the initiation of the first pivotal trial in oHCM for aficamten and $50.0 million of which is payable following the initiation of the first pivotal clinical trial in nHCM for aficamten. The RP Aficamten ARPA also provides that the parties will negotiate terms for additional funding if we achieve proof of concept results in certain other indications for aficamten, with a reduction in the applicable royalty if we and RPI ICAV fail to agree on such terms in certain circumstances.

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
•
the acquisition of technologies, products and other business opportunities that require financial commitments; and
•
our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs
•
the cost of additional construction to expand our headquarters in South San Francisco and in relation to our newly leased office facilities in Radnor, Pennsylvania;
•
As we advance commercialization plans for omecamtiv mecarbil, which we believe will importantly lay a strong foundation for commercialization of aficamten and the expansion of our cardiovascular franchise, we anticipate that our spending would increase, but we are also studying comparable company best practices and building a fit-for-purpose commercial organization.

As a result of Amgen’s and Servier’s elections to terminate the Amgen Agreement and the Servier Agreement respectively, we will dedicate resources to ensure the transition of the programs related to omecamtiv mecarbil and aficamten to us. Finally, notwithstanding the expansion of our collaboration with Ji Xing to include omecamtiv mecarbil in December 2021 and our recent financing transactions with entities affiliated with Royalty Pharma International plc in January 2022, we plan to continue to evaluate a wide range of corporate development strategies for potential co-development, co-commercialization and licensing deals in relation to omecamtiv mecarbil and our other drug candidates in order to mitigate the cost effects of the termination of the Amgen Agreement and Servier Agreement and enhance our commercial capabilities. These cost effects of termination include forfeiture of potential milestone payments from Amgen to us, as well as additional costs to us relating to clinical studies, regulatory filing, and commercialization of omecamtiv mecarbil.

We have incurred an accumulated deficit of $1,286.5 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years as we expand our research and development activities and expand our organization to prepare for commercialization of any approved drug. We have funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreements, revenue interest agreements, strategic alliances, long-term debt, other financings, interest on investments and grants. We believe that our existing cash and cash equivalents, short-term investments and interest earned on investments should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

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

On January 7, 2022, we announced that we had entered into the RP Loan Agreement and the RP Aficamten RPA with each of RPDF and RPI ICAV respectively, each such entity being affiliated with Royalty Pharma International plc. Together these agreements make available to us up to $150.0 million in revenue interest sale proceeds under the RP Aficamten RPA and up to $300.0 million in loans, of which a $50.0 million loan and $50.0 million in revenue interest sale proceeds were paid to us at the closing of such transactions. In addition, on March 10, 2022, we received a further $50.0 million in revenue interest sale proceeds from RPI ICAV under the RP Aficamten RPA following the initiation of our first pivotal trial in oHCM for aficamten. However, additional loan disbursements and sale proceeds under the RP Aficamten RPA and the RP Loan Agreement are subject to our satisfaction of certain conditions related to the development of aficamten and omecamtiv mecarbil, in certain cases by specific deadlines. Should we not satisfy such conditions by the applicable deadlines, or in the event we fail to meet our obligations or default under these agreements, the actual amount of additional loan disbursements and/or sale proceeds could be substantially less than the maximum amounts available thereunder.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes and the RP Loan Agreement.

As of March 31, 2022, we had $188.0 million aggregate principal amount of indebtedness, comprised of $50.0 million under the RP Loan Agreement and $138.0 million under our convertible senior notes due 2026, or the 2026 Notes.

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

GALACTIC-HF was conducted under a Special Protocol Assessment (SPA) agreement with FDA. However, even where the FDA agrees to the design, execution and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is subject to the SPA agreement. The existence of an SPA agreement in respect of GALACTIC-HF or any other trial does not guarantee that FDA would approve any resulting NDA in respect of any product that is the subject of any clinical trial subject to an SPA agreement.

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

Notwithstanding GALACTIC-HF having met its primary efficacy endpoint and the FDA having accepted our NDA for filing, there is no guarantee that the FDA or any other regulatory authority will approve omecamtiv mecarbil.

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

The transition of responsibilities for manufacturing, development, regulatory, commercial planning and other activities related to omecamtiv mecarbil and CK-136 from Amgen to us may not be completed effectively or efficiently and could result in substantial delays to these programs and significant increased costs to us.

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

An important element of our development and commercialization strategy for omecamtiv mecarbil has been the development of an assay used for the in vitro measurement of concentrations of omecamtiv mecarbil in human blood, which is intended to enable personalized dose optimization of omecamtiv mecarbil. In COSMIC-HF, a liquid chromatography-tandem mass spectrometry assay was used for such measurements. Thereafter, an antibody-based immunoassay, the Microgenics OM Assay, was developed under the Assay Agreement between Amgen and Microgenics Corporation and was utilized in both GALACTIC-HF and METEORIC-HF. We have been informed by Amgen that the Assay Agreement terminated contemporaneously with the termination of the Amgen Agreement. Consequently, we are pursuing the development and/or usage of alternative dosage selection tests to the Microgenics OM Assay to be used for personalized dose optimization of omecamtiv mecarbil and, if required by FDA or other regulatory authorities, in order to obtain marketing approval of omecamtiv mecarbil. In the event we do not develop an assay acceptable to the FDA or other regulatory authorities and any such authorities require a dosage selection test as a condition to regulatory approval of omecamtiv mecarbil, our ability to obtain or receive marketing approval for omecamtiv mecarbil may be significantly delayed or may not be obtainable at all. Moreover, the development of a dosage selection test alternative to the Microgenics OM Assay may be complex from an operational and regulatory perspective, particularly in the event a dosage selection test is deemed a companion diagnostic, a Class III device, requiring the most stringent device application process. If deemed by FDA to be a Class III device, the approval of the dosage selection test will require a pre-market application approval to establish the safety and efficacy of the dosage selection test. If there is a need for both omecamtiv mecarbil and the dosage selection test to receive regulatory clearance or approval, such approval may not be obtainable in all territories where omecamtiv mecarbil could ultimately be commercialized. In the US specifically, CDER (Center for Drug Evaluation and Research) could require an FDA cleared or approved assay for the approval of omecamtiv mecarbil such that their approval may be conditioned on the approval or clearance of our proposed dosage selection test by CDRH (Center for Devices and Radiologic Health). Finally, any dosage selection test alternative to the Microgenics OM Assay would require that we enter into an agreement with a suitable partner to develop and operationalize the test, and no assurance can be given that we will identify a suitable partner with the necessary expertise and capabilities, agree to contractual terms that are advantageous to us, or that such partner will in fact commercialize the test in a manner that is supportive of our commercialization efforts for omecamtiv mecarbil.

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
•
the costs associated with any post approval commitments in connection with any drug regulatory approvals that are imposed on us by FDA or any other regulatory authority;
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

We have used and intend to continue to use a limited number of clinical research organizations (“CROs”) within and outside of the United States to conduct clinical trials of our drug candidates and related activities. We do not have control over many aspects of our CROs’ activities, and cannot fully control the amount, timing or quality of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking these programs ourselves. The activities conducted by our CROs therefore may not be completed on schedule or in a satisfactory manner. CROs may also give higher priority to relationships with our competitors and potential competitors than to their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable laws.

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

We have no manufacturing capacity and depend on contract manufacturers to produce our clinical trial materials, including our drug candidates, and will have continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates and rely on contract manufacturing organizations (“CMOs”) for the manufacture of finished drug product and active pharmaceutical ingredient. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale.

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

Our competitors may develop drugs that are less expensive, safer and/or more effective than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.

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

If aficamten is approved for marketing by the FDA or other regulatory authorities for the treatment of HCM, it will compete with Camzyostm (mavacamten). Aficamten and Camzyostm (mavacamten) are both drugs that affect cardiac muscle contractility and any adverse regulatory action or other fact, matter or circumstance in connection to the development or commercialization of Camzyostm (mavacamten) may have an impact on our ability to obtain regulatory approval for, or the commercial prospects of, aficamten.

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
•
launching, marketing and selling drugs.

If our competitors market drugs that are less expensive, safer and/or more efficacious than our potential drugs, or that reach the market sooner than our potential drugs, we may not achieve commercial success. In addition, the life sciences industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by improving existing technological approaches or developing new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.

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

Specifically in relation to omecamtiv mecarbil, even if such drug candidate is approved by the FDA or other regulatory authorities for commercialization, it may not become a guideline-directed medical therapy for heart failure or it may not reach such status in a timely manner upon commercialization, which may adversely impact its sales prospects. Furthermore, we assume omecamtiv mecarbil will have a disproportionally larger share of Medicare patients relative to commercial and other payors. Overall coverage will likely be delayed given Medicare’s defined bid timelines for inclusion in the Medicare Part D formulary. In addition, the rebate levels we may have to offer to PBMs and payors to be included in their formularies may also impact the profitability of omecamtiv mecarbil.

Moreover, pricing of our drug candidates, if approved by the FDA or other regulatory authorities for commercialization, may be impacted by cost-effectiveness and economic analyses by a Health Technology Assessment (HTA) organization such as the Institute for Clinical and Economic Review (“ICER”), an independent non-profit research institute that produces reports analyzing the evidence underlying the effectiveness and value of drugs and other medicinal services. ICER assessments and recommended pricing based on cost-effectiveness may affect our ability to obtain favorable pricing terms with Medicare, Medicaid, VA, DoD, Tri Care, and other commercial payors. For example, in November 2021, ICER published its final evidence report and policy recommendations related to Camzyostm (mavacamten), a small molecule myosin inhibitor being developed by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.) that has a similar mechanism of action to aficamten. The report concluded that a majority of contributing panelists found that current evidence was not adequate to demonstrate a net health benefit for Camzyostm (mavacamten) added to background therapy when compared to background therapy alone or a net health benefit of Camzyostm (mavacamten) when compared to disopyramide. Moreover, ICER’s final report concluded that modeling short-term clinical benefits of Camzyostm (mavacamten) over a longer time period produces a health-benefit price benchmark index for Camzyostm (mavacamten) between $12,000-$15,000 per year, significantly lower than the $89,500 annual price that Bristol-Myers Squibb Company has indicated. Whilst not binding on Medicare, Medicaid, VA, DoD, Tri Care, and other commercial payors, or indicative of the net health benefits, ICER could conclude for aficamten a similar conclusion that could adversely impact our ability to obtain favorable pricing.

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

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.4	Amended and Restated Bylaws	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

10.1#	Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and the Company	10-K	000-50633	February 25, 2022	10.18

10.2#	Amendment No. 1 to Royalty Purchase Agreement, dated January 7, 2022, by and between the Company and RPI Finance Trust	10-K	000-50633	February 25, 2022	10.20

10.3#	Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between the Company and Royalty Pharma Investments 2019 ICAV	10-K	000-50633	February 25, 2022	10.21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

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

# Portions of this Exhibit have been omitted as being immaterial would be competitively harmful if publicly disclosed.

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

Dated: May 6, 2022	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching W. Jaw
Ching W. Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert C. Wong
Robert C. Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)