Form 10-Q
period 2022-06-30
CYTOKINETICS INC
filed 2022-08-05
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Number of shares of common stock, $0.001 par value, outstanding as of August 2, 2022: 94,144,097

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and six months ended June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$93,631	$112,666
Short-term investments	492,395	358,972
Accounts receivable	1,973	51,819
Prepaid expenses and other current assets	14,251	12,215
Total current assets	602,250	535,672
Long-term investments	10,668	152,050
Property and equipment, net	78,586	73,271
Operating lease right-of-use assets	72,161	73,138
Other assets	8,052	7,188
Total assets	$771,717	$841,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,078	$21,087
Accrued liabilities	36,702	34,370
Short-term operating lease liabilities	14,303	14,863
Other current liabilities	1,760	1,540
Total current liabilities	66,843	71,860
Term loan, net	62,344	47,367
Convertible notes, net	134,674	95,471
Liabilities related to revenue participation right purchase agreements, net	282,266	179,072
Long-term deferred revenue	—	87,000
Long-term operating lease liabilities	112,732	112,229
Other non-current liabilities	1,444	4,457
Total liabilities	660,303	597,456
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	85	84
Additional paid-in capital	1,422,127	1,452,268
Accumulated other comprehensive loss	(4,494)	(869)
Accumulated deficit	(1,306,304)	(1,207,620)
Total stockholders’ equity	111,414	243,863
Total liabilities and stockholders’ equity	$771,717	$841,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Research and development revenues	$968	$2,843	$2,116	$9,391
Milestone revenues	1,000	—	1,000	—
Realization of revenue participation right purchase agreement	87,000	—	87,000	—
Total revenues	88,968	2,843	90,116	9,391
Operating expenses:
Research and development	57,126	36,443	103,061	68,004
General and administrative	42,716	21,197	75,786	36,795
Total operating expenses	99,842	57,640	178,847	104,799
Operating loss	(10,874)	(54,797)	(88,731)	(95,408)
Interest expense	(2,807)	(4,073)	(5,553)	(8,061)
Loss on extinguishment of debt	—	—	(2,693)	—
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(7,003)	(2,871)	(13,567)	(5,666)
Interest and other income, net	864	187	1,279	477
Net loss	$(19,820)	$(61,554)	$(109,265)	$(108,658)
Net loss per share — basic and diluted	$(0.23)	$(0.86)	$(1.28)	$(1.52)
Weighted-average number of shares used in computing net loss per share — basic and diluted	85,731	71,754	85,366	71,476
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(905)	(72)	(3,625)	(171)
Comprehensive loss	$(20,725)	$(61,626)	$(112,890)	$(108,829)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	84,799,542	$84	$1,452,268	$(869)	$(1,207,620)	$243,863
ASU 2020-06 adoption	—	—	(49,476)	—	10,581	(38,895)
Exercise of stock options	374,242	1	4,074	—	—	4,075
Vesting of restricted stock units, net of taxes withheld	403,169	—	(9,602)	—	—	(9,602)
Stock-based compensation	—		8,985	—	—	8,985
Other comprehensive loss	—	—	—	(2,720)	—	(2,720)
Net loss	—	—	—	—	(89,445)	(89,445)
Balance, March 31, 2022	85,576,953	$85	$1,406,249	$(3,589)	$(1,286,484)	$116,261
Exercise of stock options	233,365	—	2,143			2,143
Vesting of restricted stock units, net of taxes withheld	41,628	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	49,088	—	1,540	—	—	1,540
Exercise of warrants	14,136	—	—	—	—	—
Stock-based compensation	—	—	12,195	—	—	12,195
Other comprehensive loss	—	—	—	(905)	—	(905)
Net loss	—	—	—	—	(19,820)	(19,820)
Balance, June 30, 2022	85,915,170	$85	$1,422,127	$(4,494)	$(1,306,304)	$111,414

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, December 31, 2020	71,015,183	$70	$1,105,470	$149	$(992,306)	$113,383
Exercise of stock options	187,807	1	1,271	—	—	1,272
Vesting of restricted stock units, net of taxes withheld	360,050	—	(4,449)	—	—	(4,449)
Net share settlement	—	—	(418)	—	—	(418)
Stock-based compensation	—	—	5,261	—	—	5,261
Other comprehensive loss	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(47,104)	(47,104)
Balance, March 31, 2021	71,563,040	$71	$1,107,135	$50	$(1,039,410)	$67,846
Exercise of stock options	276,790	1	2,206	—	—	2,207
Issuance of common stock under Employee Stock Purchase Plan	64,975	—	969	—	—	969
Stock-based compensation	—	—	7,093	—	—	7,093
Other comprehensive loss	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(61,554)	(61,554)
Balance, June 30, 2021	71,904,805	$72	$1,117,403	$(22)	$(1,100,964)	$16,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(109,265)	$(108,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	13,623	5,722
Stock-based compensation expense	21,180	12,354
Non-cash lease expense	822	3,126
Depreciation and amortization of property and equipment	2,748	1,080
Interest receivable and amortization on investments	1,546	2,016
Non-cash interest expense related to debt	2,642	3,425
Loss on extinguishment of debt	2,693	—
Changes in operating assets and liabilities:
Accounts receivable	54,846	1,719
Prepaid and other assets	(8,033)	(5,581)
Accounts payable	(11,930)	(2,380)
Accrued and other liabilities	2,557	3,034
Operating lease liabilities	(57)	21,470
Other non-current liabilities	(3,658)	3,658
Deferred revenue	(87,000)	—
Net cash used in operating activities	(117,286)	(59,015)
Cash flows from investing activities:
Purchases of investments	(263,037)	(171,861)
Maturities of investments	265,825	197,584
Sales of investments	—	3,300
Purchases of property and equipment	(1,799)	(15,418)
Net cash provided by investing activities	989	13,605
Cash flows from financing activities:
Repayment of finance lease liabilities	(415)	—
Repayment of term loan	(47,651)	—
Debt extinguishment costs	(2,409)	—
Proceeds from 2020 RPI Transactions, net	149,581	—
Proceeds from and payments for stock-based award activities, net	(1,844)	(421)
Net cash provided by (used in) financing activities	97,262	(421)
Net decrease in cash and cash equivalents	(19,035)	(45,831)
Cash and cash equivalents, beginning of period	112,666	82,985
Cash and cash equivalents, end of period	$93,631	$37,154

Non-cash investing and financing activities:
Cash paid for interest	5,474	4,591
Right-of-use assets recognized in exchange for operating lease obligations	—	83,208
Right-of-use assets recognized in exchange for finance lease obligations	1,055	—
Amounts unpaid for purchases of property and equipment	4,921	9,258

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $1,306.3 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

We have recognized $1.5 million and $3.1 million of interest expense of the 2026 Notes for the three and six months ended June 30, 2022, respectively, which is $1.5 million and $2.9 million less than under the previous accounting standards for the three and six months ended June 30, 2022, respectively. Without the adoption of ASU 2020-06, our reported net loss would increase by $1.5 million and $2.9 million for the three and six months ended June 30, 2022, and net loss per share would increase by $0.02 and $0.03 per share for the three and six months ended June 30, 2022, respectively.

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	June 30, 2022	June 30, 2021
Options to purchase common stock	11,057	9,463
Warrants to purchase common stock	31	48
Restricted stock and performance units	1,280	1,562
Shares issuable related to the ESPP	11	10
Shares issuable upon conversion of convertible notes	16,675	16,675
Total shares	29,054	27,758

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

Ji Xing Omecamtiv Mecarbil License and Collaboration Agreement

On December 20, 2021, we entered into a License and Collaboration Agreement (the “Ji Xing OM License Agreement”) with Ji Xing Pharmaceuticals Limited, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in the People's Republic of China (including the Hong Kong and Macau Special Administrative Districts) (together “China”) and Taiwan, and which was subsequently assigned to Ji Xing Pharmaceuticals Hong Kong Limited (together with Ji Xing Pharmaceuticals Limited, “Ji Xing”). Under the terms of the Ji Xing OM License Agreement, we are the beneficiary of a nonrefundable $50.0 million payment obligation from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to the U.S. Food and Drug Administration (the “FDA”) a new drug application (“NDA”) for omecamtiv mecarbil. The $50 million payment was received by the Company in January 2022. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

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

2020 Ji Xing and RTW Transactions

On July 14, 2020, we entered into a series of transactions as described below with RTW Royalty Holdings Designated Activity Company (“RTW Royalty Holdings”) and Ji Xing Pharmaceuticals Limited, related to aficamten, our proprietary small molecule cardiac myosin inhibitor product, a novel cardiac myosin inhibitor, and other assets (together, the “2020 RTW Transactions”). The 2020 RTW Transactions include entering into a licensing and collaboration agreement with Ji Xing, the sale of Cytokinetics common stock to the RTW Investors, an agreement to sell to RTW Royalty Holdings our interest in certain future royalties on net sales of products containing the compound mavacamten that are or may be developed or commercialized by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.), including Camzyostm (mavacamten), and the ability for the Company to obtain additional funding in the future from RTW Royalty Holdings, upon the achievement of certain clinical trial milestones, in exchange for future royalty payments as further discussed below. As a result, we have received and expect to receive a combination of license fees, milestone revenues and sale proceeds from the RTW Investors, RTW Royalty Holdings and Ji Xing.

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

Ji Xing Aficamten License and Collaboration Agreement

On July 14, 2020, we entered into a License and Collaboration Agreement (the “Ji Xing Aficamten License Agreement”) with Ji Xing Pharmaceuticals Limited, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize aficamten in China and Taiwan, and which was subsequently assigned to Ji Xing Pharmaceuticals Hong Kong Limited. Under the terms of the Ji Xing Aficamten License Agreement, we received from Ji Xing a nonrefundable upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in the field of obstructive hypertrophic cardiomyopathy (“oHCM”) and/or non-obstructive hypertrophic cardiomyopathy (“nHCM”) and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of the products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

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

We recognized a $5.0 million milestone from Ji Xing during the third quarter of 2021 for initiation of a phase 3 clinical trial for aficamten in oHCM. Although our contractual right to payment had not arisen under the Ji Xing Aficamten License Agreement, we determined recognition of the milestone in accordance with ASC 606 during the third quarter of 2021 was appropriate based on our expected initiation of a phase 3 clinical trial of aficamten in oHCM and was recorded as a corresponding contract asset in other current assets in our consolidated balance sheet as of December 31, 2021. The $5.0 million was reclassed to accounts receivable since we had a contractual right to payment as of March 31, 2022 and received such payment during the quarter ended June 30, 2022.

Royalty Purchase Agreement

On July 14, 2020, we entered into a Royalty Purchase Agreement (the “RTW Royalty Purchase Agreement”) with RTW Royalty Holdings, pursuant to which we sold our right to receive certain payments on the net sales of products containing the compound mavacamten, a cardiac myosin inhibitor (the “Mavacamten Royalty”), under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. to RTW Royalty Holdings for a one-time payment of $85.0 million. The RTW Royalty Purchase Agreement transaction closed on November 13, 2020. On March 31, 2021, RTW Royalty Holdings assigned its rights and obligations under the RTW Royalty Purchase Agreement to its affiliate, RTW Investments ICAV for RTW Fund 1 (“RTW ICAV”). We understand that on April 18, 2022, RTW ICAV and MyoKardia, Inc. entered into agreements, which purported to assign all of RTW ICAV's rights, title and interest to the Mavacamten Royalty to MyoKardia, Inc., and on April 25, 2022, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty.

The allocation of the consideration for the 2020 RTW Transactions resulted in $87.0 million being allocated to the RTW Royalty Purchase Agreement representing its fair value. The fair value was determined using an income approach method based on management’s estimates of the discounted cash flows to be received over the term of the related royalty agreement, which are Level 3 fair value inputs. Management’s estimates included significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, and timing of the expected launch. The $87.0 million was initially recorded as deferred revenue. On April 25, 2022, as discussed above, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty. As a result of the full extinguishment of the Mavacamten Royalty, we recognized revenue of $87.0 million.

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

Research and development revenue from Astellas was $1.0 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $2.1 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively.

We had accounts receivable from Astellas of $1.0 million as of June 30, 2022 and $1.8 million as of December 31, 2021.

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

We recognized research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement, which terminated effective May 20, 2021. There was no research and development revenue from Amgen for the three and six months ended June 30, 2022. Research and development revenue from Amgen was $2.5 million and $7.4 million for the three and six months ended June 30, 2021, respectively.

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

Fair value of financial assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		June 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$69,939	$—	$—	$69,939
U.S. Treasury securities	Level 1	223,239	9	(1,830)	221,418
U.S. and non-U.S. government agency bonds	Level 2	27,751	—	(209)	27,542
Commercial paper	Level 2	130,739	19	(420)	130,338
U.S. and non-U.S. corporate obligations	Level 2	148,212	—	(2,062)	146,150
		$599,880	$28	$(4,521)	$595,387

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$115,937	$—	$—	$115,937
U.S. Treasury securities	Level 1	133,498	1	(268)	133,231
U.S. and non-U.S. government agency bonds	Level 2	33,489	—	(53)	33,436
Commercial paper	Level 2	169,622	6	(19)	169,609
U.S. and non-U.S. corporate obligations	Level 2	175,282	—	(536)	174,746
		$627,828	$7	$(876)	$626,959

The available-for-sale securities in our condensed consolidated balance sheet are as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash equivalents	$92,324	$115,937
Short-term investments	492,395	358,972
Long-term investments	10,668	152,050
	$595,387	$626,959

Interest income, net was $0.9 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and 0.5 million for the six months ended June 30, 2022 and 2021, respectively.

No credit losses on debt securities were recognized during the six months ended June 30, 2022 or 2021. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

The carrying amount of our accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 5 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	June 30, 2022	December 31, 2021
Accrued liabilities:
Clinical and preclinical costs	$16,488	$13,872
Compensation related	12,522	14,930
Other accrued expenses	7,692	5,568
Total accrued liabilities	$36,702	$34,370

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

We may prepay the term loans in full (but not in part) at any time at our option by paying an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans under the RP Loan Agreement; provided that if the conditions for either the tranche 4 term loans or the tranche 5 term loans have been met, we must have borrowed at least $50 million principal amount of the tranche 4 or 5 term loans. In addition, the term loans under the RP Loan Agreement are repayable in full at the option of either us or the lender in an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans upon a change of control of Cytokinetics.

Future minimum payments under the RP Loan Agreement are (in thousands):

Years ending December 31:
2022 remainder	$—
2023	1,440
2024	10,080
2025	11,520
2026	11,520
Thereafter	60,480
Future minimum payments	95,040
Less: Unamortized interest and loan costs	(32,696)
Term Loan, net	$62,344

As of June 30, 2022, the fair value of our RP Loan approximated its carrying value of $62.3 million based upon a market observable interest rate, which is a Level 2 input.

Interest expense for the RP Loan Agreement was $1.2 million and $2.3 million for the three and six months ended June 30, 2022, respectively.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 11.7% as of June 30, 2022.

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

As a result of the termination of the Amgen Agreement and pursuant to our obligations under the RP OM RPA, we and RPFT entered into Amendment No. 1 to Royalty Purchase Agreement, dated January 7, 2022 to preserve RPFT’s rights under the RP OM RPA by providing for direct payments by us to RPFT of 4.5% of our and our affiliates and licensees worldwide net sales of omecamtiv mecarbil, subject to a potential increase of up to an additional 1% under certain circumstances (if the FDA approves omecamtiv mecarbil on its target PDUFA date of February 28, 2023, the royalty owed to RPFT will be 5.1% of worldwide net sales of omecamtiv mecarbil). Amendment No. 1 to the Royalty Purchase Agreement, dated January 7, 2022 had no impact on the original accounting for the $92.3 million associated with the RP OM Liability established in February 2017.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the unamortized portion of the RP OM Liability was approximately 10% as of June 30, 2022 and December 31, 2021.

During the year ended December 31, 2021, we updated our analyses for the amount and timing of sales and royalties associated with omecamtiv mecarbil as a result of ongoing market research in the U.S. and to reflect other adjustments in connection with our anticipated commercialization plans. Our estimates regarding the amount of future royalty payments decreased and the time periods within which we anticipated that such payments will be due changed. Each of these adjustments is accounted for on a prospective basis in our liability calculation and resulted in a decline in our imputed interest rate and noncash interest expenses from 15% and $22.7 million in 2020 to 10% and $12.9 million in 2021, respectively. In 2021, the change in estimate had no impact on revenue and reduced the net loss by $11.5 million. The change in accounting estimate reduced net loss per share by $0.15 in 2021. During the six months ended June 30, 2022, we assessed whether an update to our analyses for the amount and timing of sales and royalties associated with omecamtiv mecarbil was necessary. Based on our latest ongoing market research in the U.S., our anticipated commercialization plans, and other relevant information, any update would not materially change our current estimate.

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

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	2022		2021
	RP Aficamten Liability	RP OM Liability	RP OM Liability
Beginning balance, January 1	$—	$179,072	$166,068
Initial carrying value	89,571	—	—
Interest accretion	2,286	4,278	2,795
Amortization of issuance costs	—	28	27
Ending balance, March 31	91,857	183,378	168,890
Interest accretion	2,574	4,429	2,871
Amortization of issuance costs	—	28	29
Ending balance, June 30	94,431	187,835	171,790

As of June 30, 2022, the fair value of the liabilities related to the sale of future royalties to RPFT and RPI ICAV are consistent with their carrying values of $94.4 million and $187.8 million, respectively, and is based on our current estimates of the amount and timing of future royalties expected to be paid to RPFT and RPI ICAV under the RP OM RPA and RP Aficamten RPA agreements, respectively, as defined above, over the life of the arrangement, which are considered Level 3 inputs.

We recognized $7.0 million and $2.9 million in non-cash interest expense for the three months ended June 30, 2022 and 2021, respectively, and $13.6 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively, related to the RP Aficamten RPA and the RP OM RPA.

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

As a result of the termination of the Term Loan Agreement and the repayment to the Lenders, during the six months ended June 30, 2022, we recorded $2.7 million in loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss, consisting of the premium on debt repayments and the write-off of the remaining term loan fees and debt issuance costs.

Interest expense for the Term Loan Agreement was immaterial for the three and six months ended June 30, 2022 because it represented approximately one week of interest before extinguishment. Interest expense for the Term Loan Agreement was $1.2 million and $2.4 million for the three and six months ended June 30, 2021.

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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Contractual interest expense	$1,380	$1,380	$2,760	$2,760
Amortization of debt discount	—	1,445	—	2,816
Amortization of debt issuance costs	164	14	309	28
Total interest expense recognized	$1,544	$2,839	$3,069	$5,604

The effective interest rate of the 2026 Notes was 4.6% for the three and six months ended June 30, 2022. As of June 30, 2022, the unamortized debt issuance cost for the 2026 Notes was $3.3 million and will be amortized over approximately 4.4 years. If the 2026 Notes were to be converted on June 30, 2022, the holders of the 2026 Notes would receive common shares of 16.7 million with an aggregate value of $655.2 million based on the Company’s closing stock price of $39.29 as of June 30, 2022. The if-converted value of the 2026 Notes exceeded its principal amount by $517.2 million as of June 30, 2022.

Future minimum payments under the 2026 Notes are (in thousands):

Years ending December 31:
2022 remainder	$2,760
2023	5,520
2024	5,520
2025	5,520
2026	5,520
Thereafter	138,000
Future minimum payments	162,840
Less: Interest	(24,840)
The 2026 Notes, principal amount	138,000
Less: Debt costs on the 2026 Notes	(3,326)
Net carrying amount of the 2026 Notes	$134,674

As of June 30, 2022, the estimated fair value of our convertible notes was $655.8 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

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

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of June 30, 2022, the Company had not purchased any shares under the convertible note capped call transactions.

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

In May 2022, our stockholders approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 6.0 million shares. In May 2022, our board of directors approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 1.6 million shares for inducement grants to new employees. As of June 30, 2022, the total authorized shares under the 2004 Plan available for grant was 10.3 million.

Performance Stock Units

In May 2021, the Compensation and Talent Committee of the Company’s Board of Directors (“the Compensation Committee”) granted a total of 375,000 Performance Stock Units (“PSUs”) to certain employees with a weighted average grant date fair value of $25.32 per unit. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSUs consist of two equal tranches with 50% of each tranche vesting upon achieving certain performance criteria and 50% vesting at the one-year anniversary of such achievement provided the recipient has been continuously employed by the Company. The first tranche vests upon certification by the Compensation Committee that the NDA for omecamtiv mecarbil has been filed and accepted by the FDA by December 31, 2021 or June 30, 2022 and the second tranche vests upon certification by the Compensation Committee that the FDA approval of the NDA is with an approved label that is consistent with the expectations underlying the Company’s commercial launch plans for omecamtiv mecarbil in effect immediately prior to such approval by June 30, 2022 or December 31, 2022. As the FDA accepted our NDA for omecamtiv mecarbil subsequent to the year ended 2021, it resulted in a change of estimate of the probability of meeting the performance conditions for the PSU grants during the fourth quarter of 2021. The previous estimate was based on assumptions that were the best available information at the time. The change of estimate resulted in a cancellation of 91,250 PSUs and decrease of $0.5 million in stock-based compensation expense for the year ended December 31, 2021.

During the six months ended June 30, 2022, the performance target for the first tranche of PSUs was met. As a result, the Company recognized expense of $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively, for the first tranche of PSUs. No expense has been recognized for the second tranche to date. It is unlikely that the performance target for the second tranche of PSUs will be met as the FDA recently extended the PDUFA target action date for omecamtiv mecarbil to February 28, 2023. As of June 30, 2022, there was $0.4 million of unamortized stock-based compensation which may vest and be recognized with respect to the achievement of the performance goals and service period. The Company will assess the likelihood of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

Warrants

In May 2022, Silicon Valley Bank exercised 16,901 warrants issued pursuant to the Term Loan Agreement with a strike price of $7.10 per share and elected the cashless settlement method. Accordingly, in May 2022, we issued to Silicon Valley Bank a total of 14,136 shares of our common stock.

As of June 30, 2022, we had outstanding warrants issued pursuant to the Term Loan Agreement with a weighted average exercise price of $10.22 per share to purchase 30,821 shares of our common stock.

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

During the fourth quarter of 2021, we officially relocated from our existing headquarters located at 250, 256, and 280 East Grand Avenue, South San Francisco to our new facilities at Oyster Point. As a result of the relocation, we considered ceasing use of the existing headquarters, which triggered an impairment assessment. No expense was recognized for the six months ended June 30, 2022 due to the impairment that was recorded in 2021. We were subject to the fixed rental fee payments for the existing headquarters until the lease expired in June 2022.

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

As of June 30, 2022, the remaining lease term of the Oyster Point Lease is 11.3 years and the discount rate used to determine the related lease liability was 10.1%. We paid a total security deposit of $5.1 million in December 2019 and December 2020. The landlord has provided a tenant improvement allowance of $43.6 million in aggregate for costs relating to the initial design and construction of the improvements. As of June 30, 2022, the total commitment of undiscounted lease payments for the Oyster Point Lease was $224.5 million.

Cash paid for amounts included in the measurement of operating lease liabilities was $13.5 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively, and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

In January 2022, we entered into a series of lease agreements with the sub-landlord and landlord and leased an approximately 14,887 square feet of office space at a facility located in Radnor, Pennsylvania (the "Radnor Lease"). The Radnor Lease may commence in the third quarter of 2022 with an initial expiration date of May 31, 2024 with the sub-landlord. We will then continue to lease the premises with the landlord through July 31, 2027 with one five-year option to extend the lease. Subject to rent abatement for the first three months of the lease, we will be required to pay the sub-landlord $31.50 per square foot for the entire leased square footage for the first twelve months of the lease term, which will increase at a rate of 2.0% per year. After May 31, 2024, the rent will be payable to the landlord with a rent abatement period for the first two months. Following the abatement period, we will be required to pay the landlord $45.50 per square foot, which will increase at a rate of 2.5% per year through the end of lease term on July 31, 2027.

An advance payment of the first and last month of the sublease rent is also required as part of the lease. We paid the advance rent payment in the first half of 2022. We will pay certain operating costs of the facility and have certain rights to sublease under the agreement. The total commitment of undiscounted lease payments for the Radnor Lease was $2.9 million as of June 30, 2022.

We have not recognized a right-of-use asset or aggregate lease liability as of June 30, 2022 for the Radnor Lease as the leasehold improvements were not completed and we did not have a control over the use of the underlying assets at any time in the period ended June 30, 2022.

Finance Leases

During the third quarter of 2021, we entered into a master lease agreement for laboratory equipment leases that commenced in the fourth quarter of 2021. The leases have an initial term of 3 years, commenced through the second quarter of 2022 and expire in 2025. The master lease agreement provides a purchase option with a bargain purchase price, which we expect to exercise at the end of the term. The Company classified the leases as finance leases.

Finance leases are accounted for on the condensed consolidated balance sheets with right-of-use assets and lease liabilities recognized in property and equipment, other current liabilities, and other non-current liabilities, respectively. The finance lease cost is recognized as a combination of the amortization expense for the right-of-use assets calculated on a straight-line basis over the five-year estimated useful life for laboratory equipment and interest expense for the outstanding lease liabilities using the determined discount rates. As of June 30, 2022, we have recognized finance lease right-of-use assets of $2.8 million, short-term finance lease liabilities of $1.0 million, and long-term finance lease liabilities of $1.4 million.

As of June 30, 2022, the weighted average remaining lease term for the finance leases is 4.5 years and the weighted average discount rate used to determine the finance lease liabilities is 9.47%.

The cash paid for amounts included in the measurement of finance lease liabilities for the six months ended June 30, 2022 was $0.4 million and was included in financing activities in our condensed consolidated statement of cash flows.

The undiscounted future non-cancellable lease payments under all our lease agreements as of June 30, 2022 are as follows (in thousands):

Years ending December 31:	Operating Leases	Finance Leases
2022 remainder	$6,670	$563
2023	17,060	990
2024	17,620	990
2025	18,199	204
2026	18,799	—
Thereafter	146,193	—
Total undiscounted future lease payments	224,541	2,747
Less: Present value adjustments	(97,506)	(278)
Total lease liability	$127,035	$2,469

Rent expense for operating and finance leases was $5.5 million and $5.3 million for the three months ended June 30, 2022 and 2021, respectively, and $11.1 million and $6.7 million for the six months ended June 30, 2022 and 2021, respectively.

Note 10 — Subsequent Events

On July 6, 2022, we issued $540.0 million aggregate principal amount of our 3.50% Convertible Senior Notes due 2027 (the “2027 Notes”), which includes the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million aggregate principal amount of such notes. The 2027 Notes were issued pursuant to, and are governed by, an indenture, dated as of July 6, 2022, between us and U.S. Bank National Association, as trustee.

The 2027 Notes are our senior, unsecured obligations and are (i) senior in right of payment to our future indebtedness that is expressly subordinated to the 2027 Notes in right of payment; (ii) equal in right of payment with all of our indebtedness that is not so subordinated; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we not a holder thereof) preferred equity, if any, of our subsidiaries.

The 2027 Notes bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2023. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate(s).

The initial conversion is 19.5783 shares per $1,000 principal amount of 2027 Notes, which represents an initial conversion price of approximately $51.08 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events as described in the indenture related to the 2027 Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture related to the 2027 Notes) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Our net proceeds from the offering were approximately $523.3 million, after deducting the initial purchasers’ discount and commissions and estimated offering expenses payable by us. We used approximately $140.3 million of the net proceeds from the offering and to issue approximately 8.0 million shares of our common stock with a fair value of approximately $317.1 million to repurchase approximately $116.9 million aggregate principal amount of our 2026 Notes pursuant to privately negotiated exchange agreements entered into concurrently with the pricing of the offering.

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
•
decisions by FDA or other regulatory authorities to approve our new drug application for omecamtiv mecarbil by February 28, 2023 (target PDUFA action date) or otherwise, or to condition such approval on the approval of a dosage selection test for the personalized dose optimization of omecamtiv mecarbil in patients, our ability or the ability of any third party to develop or commercialize such a dosage selection test, or the timing, prospects, process or likelihood of the approval of such a dosage selection test;
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

Our research and development expenses for the three months ended June 30, 2022 and 2021 were $57.1 million and $36.4 million, respectively, and $103.1 million and $68.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

In 2017, we entered into a Royalty Purchase Agreement (the “RP OM RPA”) with RPI Finance Trust (“RPFT”). Under the RP OM RPA, Cytokinetics sold a portion of its right to receive royalties from Amgen on future net sales of omecamtiv mecarbil to RPFT for a one-time payment of $90 million. The RP OM RPA provides for the sale of a royalty to RPFT of 4.5% on worldwide net sales of omecamtiv mecarbil, subject to a potential increase of up to an additional 1% under certain circumstances. As a result of the termination of the Amgen Agreement and pursuant to our obligations under the RP OM RPA, we and RPFT entered into Amendment No. 1 to Royalty Purchase Agreement, dated January 7, 2022 to preserve RPFT’s rights under the RP OM RPA by providing for direct payments by us to RPFT of 4.5% of our and our affiliates’ and licensees’ worldwide net sales of omecamtiv mecarbil, subject to a potential increase of up to an additional 1% under certain circumstances (if the FDA approves omecamtiv mecarbil on its target PDUFA date of February 28, 2023, the royalty owed to RPFT will be 5.1% of worldwide net sales of omecamtiv mecarbil).

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

In May 2022, we announced the results from two additional analyses of omecamtiv mecarbil from GALACTIC-HF were presented in Late-Breaking Science Sessions at Heart Failure 2022, an International Congress of the European Society of Cardiology. The analysis from GALACTIC-HF related to low blood pressure has been simultaneously published in the European Heart Journal.

Specifically, an analysis was presented indicating that in patients with low blood pressure, there was a greater treatment effect from omecamtiv mecarbil on the primary composite endpoint of cardiovascular death or first heart failure event than in patients without low blood pressure such that there was an absolute risk reduction of 9.8 events per 100 patient-years (hazard ratio, 0.81; 95% confidence interval [CI] 0.70, 0.94; interaction p=0.051). Patients with low blood pressure treated with omecamtiv mecarbil also experienced improvements in blood pressure over time as did those treated with placebo. Additionally, the incidence of treatment-emergent serious adverse events in patients with low blood pressure who received omecamtiv mecarbil (RR 0.88; 95% CI 0.82, 0.95; p<0.001) and adjudicated first stroke (RR 0.31; 95% CI 0.12, 0.79; p=0.009) was lower compared to placebo.

The second analysis presented on the impact of tricuspid regurgitation (TR) on the effectiveness of omecamtiv mecarbil. The analysis indicated that patients with moderate/severe TR in GALACTIC-HF experienced higher rates of the primary composite endpoint, cardiovascular death, all-cause death and heart failure events. The impact of moderate/severe TR on heart failure events was more pronounced in outpatients and in patients with higher LVEF, lower NT-proBNP and lower eGFR. The treatment effect of omecamtiv mecarbil on the primary outcome was consistent across patients with no TR, mild TR and moderate/severe TR such that baseline TR did not modify the treatment effect (interaction p=0.91).

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

Omecamtiv mecarbil: New Drug Application

On February 4, 2022, we announced that the FDA had accepted and filed our NDA for omecamtiv mecarbil for the treatment of HFrEF. The FDA assigned the NDA a standard review with a Prescription Drug User Fee Act (“PDUFA”) target action date of November 30, 2022. The FDA also indicated, at that time, that it was not currently planning to hold an advisory committee meeting to discuss the NDA. On May 17, 2022, we announced that the Company recently participated in a mid-cycle communication meeting with the FDA and was informed that the FDA was planning to convene an advisory committee meeting to discuss the NDA. On June 17, 2022, we announced that, in response to a request from the FDA, the Company provided additional pharmacokinetic analyses of omecamtiv mecarbil related to its NDA and after an initial review of the Company’s submission, the FDA communicated that the additional data provided constituted a major amendment to the NDA and extended the PDUFA target action date by three (3) months to February 28, 2023 to provide time for a full review of the submission. On June 24, 2022, we announced that the FDA had informed the Company that the previously announced meeting of the Cardiovascular and Renal Drugs Advisory Committee to review the NDA for omecamtiv mecarbil is currently scheduled for December 13, 2022.

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

On May 23, 2022, we announced positive data relating to aficamten from REDWOOD-HCM OLE were presented in Late-Breaking Science Sessions at Heart Failure 2022, an International Congress of the European Society of Cardiology. Specifically, data from 38 patients enrolled in REDWOOD-HCM OLE were presented, including 30 patients treated for 12 weeks and 19 patients treated for 24 weeks. The data showed that treatment with aficamten was associated with substantial reductions in the average resting LVOT-G (mean change from baseline (SD) = -32.6 (28) mmHg, p<0.0001 at 12 weeks, -32.8 (32.3) mmHg, p=0.0003 at 24 weeks) and Valsalva LVOT-G (-42.7 (38.7) mmHg, p<0.0001 at 12 weeks, -51.1 (35.3) mmHg, p<0.0001 at 24 weeks). These reductions started to occur within two weeks of treatment, were sustained through 24 weeks of treatment, and were achieved with only modest decreases in the average LVEF (-3.2 (4.2) %, p=0.0038 at 24 weeks). Compared to baseline (47% Class II, 53% Class III), New York Heart Association (NYHA) Functional Class was improved in the majority of patients (p<0.0001 for improvement by one or more NYHA class), and no patients had a worsening of NYHA Class. At 12 weeks, 72% of patients improved by one class and 7% improved by two classes; at 24 weeks 61% of patients improved by one class and 17% improved by two classes. For patients reaching Week 24, 56% were Class I and 39% were Class II. There were also significant improvements in cardiac biomarkers including NTpro-BNP (reduction of 70% from baseline, p<0.001) and cardiac troponin (20% reduction, p=0.002). Treatment with aficamten was well-tolerated with one temporary discontinuation due to LVEF <50% and one temporary down-titration, neither related to drug. Both patients remain on treatment with aficamten.

On June 13, 2022, we announced that additional data from a new analysis of REDWOOD-HCM relating to the effect of treatment with aficamten on measures of cardiac structure and function were presented at the American Society of Echocardiography (ASE) 33rd Annual Scientific Sessions. Specifically, the new analysis investigated changes from baseline in echocardiographic measures of cardiac structure and function after 10 weeks of treatment with aficamten compared with placebo. At baseline, all patients (n=41) enrolled in Cohorts 1 and 2 of REDWOOD-HCM had severe left ventricular outflow tract (LVOT) obstruction, 88% had associated systolic anterior motion (SAM) of the mitral valve, and 90% had mitral regurgitation. SAM occurs when the mitral valve leaflet gets pushed against the interventricular septum during systole, resulting in obstruction of the LVOT and mitral regurgitation.

Measures of cardiac structure, diastolic and mitral valve function improved at Week 10 in patients treated with aficamten. There was a significant reduction in left atrial volume index (p<0.01) and a trend towards a reduction in left ventricular hypertrophy (left ventricular mass index; p=0.06). Treatment with aficamten also resulted in improved ventricular relaxation and filling, as indicated by a reduction in lateral E/e’ (p<0.01) and an increase in lateral e’ (p<0.05). Additionally, treatment with aficamten improved mitral valve dynamics as noted by a reduction in the proportion of patients with SAM (placebo: 92.3% at baseline to 75.0% at Week 10; aficamten: 85.7% at baseline to 35.7% at Week 10; p=0.038 for comparison to placebo) and a trend towards a reduction in those with eccentric mitral regurgitation (placebo: 25.0% at baseline to 33.3% at Week 10; aficamten: 42.9% at baseline to 7.1% at Week 10; p=0.055 for comparison to placebo) at Week 10. Together, these data point to evidence of early signs of improved cardiac function and structure and improved mitral valve dynamics after a 10-week treatment period with aficamten.

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

In June 2022, we announced the start of COURAGE-ALS OLE, an open-label extension clinical study designed to assess the long-term safety and tolerability of reldesemtiv in people with ALS. Patients will be eligible for COURAGE-ALS OLE after completing their participation in COURAGE-ALS.

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

Revenues for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2022	June 30, 2021	Increase (Decrease)	June 30, 2022	June 30, 2021	Increase (Decrease)
Research and development revenues	$968	$2,843	$(1,875)	$2,116	$9,391	$(7,275)
Milestone revenues	1,000	—	1,000	1,000	—	1,000
Realization of revenue participation right purchase agreement	87,000	—	87,000	87,000	—	87,000
Total revenues	$88,968	$2,843	$86,125	$90,116	$9,391	$80,725

Research and development revenues for the three and six months ended June 30, 2022 were from Astellas for reimbursements under the Astellas FSRA Agreement and in 2021 were from Astellas and Amgen under the Amgen Agreement.

Co-funding under the Astellas FSRA Agreement for the conduct of COURAGE-ALS will continue until the $12.0 million cap is reached.

During the three and six months ended June 30, 2022, we recognized milestone revenues under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc.

During the three and six months ended June 30, 2022, we recognized revenues of $87.0 million related to the 2020 RTW Royalty Purchase Agreement. In July 2020, we sold our right to receive certain payments on the net sales of products containing the compound mavacamten, a cardiac myosin inhibitor (the “Mavacamten Royalty”), under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. The RTW Royalty Purchase Agreement transaction closed on November 13, 2020. On March 31, 2021, RTW Royalty Holdings assigned its rights and obligations under the RTW Royalty Purchase Agreement to its affiliate, RTW Investments ICAV for RTW Fund 1 (“RTW ICAV”). We understand that on April 18, 2022, RTW ICAV and MyoKardia, Inc. entered into agreements, which purported to assign all of RTW ICAV's rights, title and interest to the Mavacamten Royalty to MyoKardia, Inc., and on April 25, 2022, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty. As a result of the full extinguishment of the Mavacamten Royalty, we recognized revenue of $87.0 million.

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

Research and development expenses by program for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2022	June 30, 2021	Increase	June 30, 2022	June 30, 2021	Increase
Cardiac muscle contractility	$27,664	$26,175	$1,489	$53,151	$42,412	$10,739
Skeletal muscle contractility	14,841	3,094	11,747	26,300	11,450	14,850
All other research programs	14,621	7,174	7,447	23,610	14,142	9,468
Total research and development expenses	$57,126	$36,443	$20,683	$103,061	$68,004	$35,057

Research and development expenses for the three and six months ended June 30, 2022 increased by $20.7 million and $35.1 million from the three and six months ended June 30, 2021, respectively, primarily due to higher expenses for our clinical development activities for COURAGE-ALS, for our cardiac muscle inhibitor programs, and for early research activities.

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

General and administrative expenses by program for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2022	June 30, 2021	Increase	June 30, 2022	June 30, 2021	Increase
Total general and administrative expenses	$42,716	$21,197	$21,519	$75,786	$36,795	$38,991

General and administrative expenses for the three and six months ended June 30, 2022 increased by $21.5 million and $39.0 million from the three and six months ended June 30, 2021, respectively, primarily due to higher outside service spend in anticipation of the potential commercial launch of omecamtiv mecarbil, an increase in personnel related costs including stock-based compensation and facilities expense related to the Oyster Point Lease in the first half of 2022.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2022	June 30, 2021	Increase (Decrease)	June 30, 2022	June 30, 2021	Increase (Decrease)
Term loan	$1,178	$1,205	$(27)	$2,325	$2,401	$(76)
Convertible notes	1,544	2,839	(1,295)	3,069	5,604	(2,535)
Other	85	29	56	159	56	103
Total interest expense	$2,807	$4,073	$(1,266)	$5,553	$8,061	$(2,508)

Interest expense for the three and six months ended June 30, 2022 consists of interest expense related to the RP Loan Agreement between the Company and RPDF, dated January 7, 2022, interest expense related to the 2026 Notes, and interest expense related to the finance leases. Commensurate with our entry into the RP Loan Agreement, we terminated the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC and repaid all amounts outstanding thereunder in January 2022.

Loss on extinguishment of debt

As a result of the termination of the Term Loan Agreement and the repayment to the Lenders, during the six months ended June 30, 2022, we recorded a loss of $2.7 million in loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss, consisting of the premium on debt repayments and the write-off of the remaining term loan fees and debt issuance costs.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and RP Aficamten RPA, respectively.

On January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV. Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances (the “RP Aficamten Liability”). The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 11.7% as of June 30, 2022.

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

Non-cash interest expense on liability related to the RP OM RPA and RP Aficamten RPA for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2022	June 30, 2021	Increase	June 30, 2022	June 30, 2021	Increase
RP OM Liability	$4,429	$2,871	$1,558	$8,707	$5,666	$3,041
RP Aficamten Liability	2,574	—	2,574	4,860	—	4,860
Total non-cash interest expense recognized	$7,003	$2,871	$4,132	$13,567	$5,666	$7,901

Interest and Other Income, net

Interest and other income, net for the three and six months ended June 30, 2022 and 2021 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	June 30, 2022	December 31, 2021
Financial assets:
Cash and cash equivalents	$93,631	$112,666
Short-term investments	492,395	358,972
Long-term investments	10,668	152,050
Total cash, cash equivalents and marketable securities	$596,694	$623,688
Borrowings:
Term loan, net	$62,344	$47,367
Convertible notes, net	134,674	95,471
Total borrowings	$197,018	$142,838
Working capital:
Current assets	$602,250	$535,672
Current liabilities	66,843	71,860
Working capital	$535,407	$463,812

The following table shows a summary of our cash flows for the periods set forth below:

	Six Months Ended
	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(117,286)	$(59,015)
Net cash provided by investing activities	989	13,605
Net cash provided by (used in) financing activities	97,262	(421)
	$(19,035)	$(45,831)

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

Net cash used in operating activities of $117.3 million in the six months ended June 30, 2022 which include a net loss of $109.3 million was largely due to ongoing research and development activities, general and administrative expenses to support those activities, offset by collection of receivables primarily from our 2021 RTW Transactions. Net loss for the six months ended June 30, 2022 included, among other items: non-cash stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash interest expense related to debt.

Net cash provided by investing activities of $1.0 million in the six months ended June 30, 2022 was primarily due to purchases of investments and property and equipment offset by proceeds from maturity of investments.

Net cash provided by financing activities of $97.3 million in the six months ended June 30, 2022 was primarily due to $149.6 million of net proceeds related to RP Aficamten RPA and the RP Loan Agreement and offset by the repayment of amounts owed under our Term Loan Agreement and stock-based activities.

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

The FDA’s recent postponement of the PDUFA target action date for our NDA for omecamtiv mecarbil to February 28, 2023 may have an adverse impact on our ability to meet the tranche 2 and tranche 3 conditions for disbursement under the RP Loan Agreement.

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

We may prepay the term loans in full (but not in part) at any time at our option by paying an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans under the RP Loan Agreement; provided that if the conditions for either the tranche 4 term loans or the tranche 5 term loans have been met, we must have borrowed at least $50 million principal amount of the tranche 4 or 5 term loans. In addition, the term loans under the RP Loan Agreement are repayable in full at the option of either us or the lender in an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans upon a change of control of Cytokinetics.

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

We have incurred an accumulated deficit of $1,306.3 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2022, we announced that the FDA had extended the PDUFA target action date for our NDA for omecamtiv mecarbil to February 28, 2023. Given the new PDUFA target action date, we may not be able to satisfy certain conditions and deadlines for the tranche 2 and tranche 3 loan disbursements under the RP Loan Agreement

We are subject to counterparty risk under the RP Aficamten RPA and RP Loan Agreement

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes, the 2027 Notes and the RP Loan Agreement.

As of August 1, 2022, we had $611.1 million aggregate principal amount of indebtedness, comprised of $50.0 million under the RP Loan Agreement, $21.1 million under our convertible senior notes due 2026 (the “2026 Notes”) and $540.0 million under our convertible senior notes due 2027 (the “2027 Notes”).

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness and our cash needs may increase in the future. In addition, any required repurchase of the 2026 Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for us in our business. Further any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

Covenants in the RP Loan Agreement, the RP Aficamten RPA, the RP OM RPA, and the indentures related to our convertible notes restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. Our operations may not provide sufficient cash to meet our debt repayment obligations.

The RP Loan Agreement, the RP Aficamten RPA, the RP OM RPA, and the indenture related to the notes require that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, the RP Aficamten RPA and the RP OM RPA contain certain covenants applicable to us, including among other things, development and commercialization diligence obligations in connection to aficamten and omecamtiv mecarbil and reporting obligations, which could also restrict our business and operations, particularly in connection to our development and commercialization of aficamten and omecamtiv mecarbil.

Our failure to comply with any of the covenants could result in a default under the RP Loan Agreement, the RP Aficamten RPA, the RP OM RPA, or the indenture related to the notes, which could permit the counterparties to declare all or part of any outstanding borrowings or other payment obligations to be immediately due and payable and/or enforce any outstanding liens against our assets.

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

In addition, certain provisions in the 2026 Notes, the 2027 Notes and the related indentures could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change under our indenture, then noteholders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change under our indenture, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

Finally, should we be unable to comply with our covenants or if we default on any portion of our outstanding borrowings under the RP Loan Agreement, in addition to its rights to accelerate and demand for immediate repayment of amounts outstanding under the RP Loan Agreement, we would be liable for default interest at a rate of 4% over the prime rate.

The accounting method for our convertible notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the 2026 Notes and 2027 Notes (together, the “Convertible Notes”) on our balance sheet, accruing interest expense for the Convertible Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. In accordance with ASU 2020-06, we expect that the Convertible Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income.

In addition, we expect that the shares underlying the Convertible Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their notes and could materially reduce our reported working capital

We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for at least several years, if ever.

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

In February 2022, we announced that the FDA had accepted our NDA for omecamtiv mecarbil for the treatment of HFrEF for filing and assigned a PDUFA target action date of November 30, 2022. In June 2022, we announced that the FDA had extended the PDUFA target action date by three (3) months to February 28, 2023.

Although our supplemental analyses showed that omecamtiv mecarbil potentially has a greater treatment effect in certain subgroups of trial patients and the FDA has accepted our NDA for filing, no assurance can be given that the FDA or any other regulatory authority will consider any such subgroup analysis as the basis for an approval of omecamtiv mecarbil without requiring additional clinical trials or that FDA will ultimately approve omecamtiv mecarbil for the treatment of HFrEF based on our NDA as filed by the FDA, whether by the PDUFA target action date of February 28, 2023 or subsequently.

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

Conversion of our outstanding Convertible Notes may result in the dilution of existing stockholders, create downward pressure on the price of our common stock, and restrict our ability to take advantage of future opportunities.

The Convertible Notes may be converted into cash and shares of our common stock (subject to our right or obligation to pay cash in lieu of all or a portion of such shares). If shares of our common stock are issued to the holders of the Convertible Notes upon conversion, there will be dilution to our stockholders’ equity and the market price of our shares may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale or potential sale of shares issuable upon conversion of the Convertible Notes could also encourage short sales by third parties, creating additional selling pressure on our stock. The existence of the Convertible Notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities.

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

Dated: August 5, 2022	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching W. Jaw
Ching W. Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert C. Wong
Robert C. Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)