Form 10-Q
period 2022-09-30
CYTOKINETICS INC
filed 2022-11-04
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares of common stock, $0.001 par value, outstanding as of November 2, 2022: 94,631,001

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and nine months ended September 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$106,238	$112,666
Short-term investments	761,426	358,972
Accounts receivable	2,294	51,819
Prepaid expenses and other current assets	14,317	12,215
Total current assets	884,275	535,672
Long-term investments	28,544	152,050
Property and equipment, net	80,302	73,271
Operating lease right-of-use assets	75,076	73,138
Other assets	7,764	7,188
Total assets	$1,075,961	$841,319
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$14,429	$21,087
Accrued liabilities	40,229	34,370
Short-term operating lease liabilities	16,056	14,863
Other current liabilities	5,782	1,540
Total current liabilities	76,496	71,860
Term loan, net	63,544	47,367
Convertible notes, net	544,986	95,471
Liabilities related to revenue participation right purchase agreements, net	291,260	179,072
Long-term deferred revenue	—	87,000
Long-term operating lease liabilities	114,405	112,229
Other non-current liabilities	1,247	4,457
Total liabilities	1,091,938	597,456
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	93	84
Additional paid-in capital	1,438,103	1,452,268
Accumulated other comprehensive loss	(5,559)	(869)
Accumulated deficit	(1,448,614)	(1,207,620)
Total stockholders’ (deficit) equity	(15,977)	243,863
Total liabilities and stockholders’ (deficit) equity	$1,075,961	$841,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Research and development revenues	$2,515	$437	$4,631	$9,828
Milestone revenues	—	5,000	1,000	5,000
Realization of revenue participation right purchase agreement	—	—	87,000	—
Total revenues	2,515	5,437	92,631	14,828
Operating expenses:
Research and development	62,734	48,436	165,795	116,440
General and administrative	48,222	26,202	124,008	62,997
Total operating expenses	110,956	74,638	289,803	179,437
Operating loss	(108,441)	(69,201)	(197,172)	(164,609)
Interest expense	(6,804)	(4,161)	(12,357)	(12,222)
Loss on settlement of debt	(22,246)	—	(24,939)	—
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(8,963)	(2,955)	(22,530)	(8,621)
Interest and other income, net	4,144	231	5,423	708
Net loss	$(142,310)	$(76,086)	$(251,575)	$(184,744)
Net loss per share — basic and diluted	$(1.52)	$(0.95)	$(2.85)	$(2.48)
Weighted-average number of shares used in computing net loss per share — basic and diluted	93,758	80,329	88,195	74,460
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(1,065)	(43)	(4,690)	(214)
Comprehensive loss	$(143,375)	$(76,129)	$(256,265)	$(184,958)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (Deficit) Equity

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance, December 31, 2021	84,799,542	$84	$1,452,268	$(869)	$(1,207,620)	$243,863
ASU 2020-06 adoption	—	—	(49,476)	—	10,581	(38,895)
Exercise of stock options	374,242	1	4,074	—	—	4,075
Vesting of restricted stock units, net of taxes withheld	403,169	—	(9,602)	—	—	(9,602)
Stock-based compensation	—		8,985	—	—	8,985
Other comprehensive loss	—	—	—	(2,720)	—	(2,720)
Net loss	—	—	—	—	(89,445)	(89,445)
Balance, March 31, 2022	85,576,953	85	1,406,249	(3,589)	(1,286,484)	116,261
Exercise of stock options	233,365	—	2,143	—	—	2,143
Vesting of restricted stock units, net of taxes withheld	41,628	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	49,088	—	1,540	—	—	1,540
Exercise of warrants	14,136	—	—	—	—	—
Stock-based compensation	—	—	12,195	—	—	12,195
Other comprehensive loss	—	—	—	(905)	—	(905)
Net loss	—	—	—	—	(19,820)	(19,820)
Balance, June 30, 2022	85,915,170	85	1,422,127	(4,494)	(1,306,304)	111,414
Exercise of stock options	577,369	—	6,187	—	—	6,187
Induced conversion of convertible notes	8,071,343	8	(3,386)	—	—	(3,378)
Exercise of warrants	14,170	—	—	—	—	—
Stock-based compensation	—	—	13,175	—	—	13,175
Other comprehensive loss	—	—	—	(1,065)	—	(1,065)
Net loss	—	—	—	—	(142,310)	(142,310)
Balance, September 30, 2022	94,578,052	$93	$1,438,103	$(5,559)	$(1,448,614)	$(15,977)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, December 31, 2020	71,015,183	$70	$1,105,470	$149	$(992,306)	$113,383
Exercise of stock options	187,807	1	1,271	—	—	1,272
Vesting of restricted stock units, net of taxes withheld	360,050	—	(4,449)	—	—	(4,449)
Net share settlement	—	—	(418)	—	—	(418)
Stock-based compensation	—	—	5,261	—	—	5,261
Other comprehensive loss	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(47,104)	(47,104)
Balance, March 31, 2021	71,563,040	71	1,107,135	50	(1,039,410)	67,846
Exercise of stock options	276,790	1	2,206	—	—	2,207
Issuance of common stock under Employee Stock Purchase Plan	64,975	—	969	—	—	969
Stock-based compensation	—	—	7,093	—	—	7,093
Other comprehensive loss	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(61,554)	(61,554)
Balance, June 30, 2021	71,904,805	72	1,117,403	(22)	(1,100,964)	16,489
Exercise of stock options	421,110	1	3,987	—	—	3,988
Stock-based compensation	—	—	7,767	—	—	7,767
Underwritten public offering of common stock, net of discounts, commissions and offering cost	11,500,000	11	296,894	—	—	296,905
Other comprehensive loss	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(76,086)	(76,086)
Balance, September 30, 2021	83,825,915	$84	$1,426,051	$(65)	$(1,177,050)	$249,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(251,575)	$(184,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investments	107	—
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	22,617	8,707
Stock-based compensation expense	34,355	20,121
Non-cash lease expense	1,502	5,407
Depreciation of property and equipment	4,156	1,542
Interest receivable and amortization on investments	(492)	3,440
Non-cash interest expense related to debt	4,609	5,250
Loss on extinguishment of debt	2,693	—
Loss on inducement of convertible debt	22,246	—
Changes in operating assets and liabilities:
Accounts receivable	54,525	3,776
Prepaid and other assets	(8,942)	(11,244)
Accounts payable	(8,524)	(2,802)
Accrued and other liabilities	11,195	13,821
Operating lease liabilities	1,057	33,466
Other non-current liabilities	(3,855)	5,475
Deferred revenue	(87,000)	—
Net cash used in operating activities	(201,326)	(97,785)
Cash flows from investing activities:
Purchases of investments	(730,214)	(493,450)
Maturities of investments	446,961	326,156
Sales of investments	—	3,300
Purchases of property and equipment	(8,130)	(31,118)
Net cash used in investing activities	(291,383)	(195,112)
Cash flows from financing activities:
Repayment of finance lease liabilities	(839)	—
Repayment of term loan	(47,651)	—
Debt extinguishment costs	(2,409)	—
Repayment of convertible debt	(140,330)	—
Proceeds from issuance of convertible debt, net	523,586	—
Proceeds from public offerings of common stock, net of discounts, commissions and offering cost	—	296,905
Proceeds from 2020 RPI Transactions, net	149,581	—
Proceeds from and payments for stock-based award activities, net	4,343	3,569
Net cash provided by financing activities	486,281	300,474
Net (decrease) increase in cash and cash equivalents	(6,428)	7,577
Cash and cash equivalents, beginning of period	112,666	82,985
Cash and cash equivalents, end of period	$106,238	$90,562
Supplemental cash flow disclosures:
Cash paid for interest	$5,555	$5,499
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$2,312	$83,208
Right-of-use assets recognized in exchange for finance lease obligations	$1,055	$—
Amounts unpaid for purchases of property and equipment	$1,866	$10,974
Issuance of common stock in connection with repurchase of convertible note	$317,123	$—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $1,448.6 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.

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

We adopted this new guidance using the modified retrospective method as of January 1, 2022, with respect to our 4.00% Convertible Senior Notes due 2026 (the “2026 Notes”). The cumulative effect of initially applying the new standard was recognized as an adjustment to accumulated deficit. The following table summarizes the adjustments made to our condensed consolidated balance sheet as of January 1, 2022, upon adoption of the new standard:

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

We have recognized $0.3 million and $3.4 million of interest expense of the 2026 Notes for the three and nine months ended September 30, 2022, respectively, which is $0.2 million and $3.1 million less than under the previous accounting standards for the three and nine months ended September 30, 2022, respectively. Without the adoption of ASU 2020-06, our reported net loss would have increased by $0.2 million and $3.1 million for the three and nine months ended September 30, 2022, respectively. Without the adoption of ASU 2020-06, our reported net loss per share would have increased by $0.03 per share for the nine months ended September 30, 2022 and no material impact for the three months ended September 30, 2022.

On July 6, 2022, the Company issued 3.50% Convertible Senior Notes due 2027 (the “2027 Notes”) and partially repurchased the 2026 Notes as further described in Note 7 – “Debt.” The new guidance applied in respect of the 2027 Notes from the moment of issuance, and thus the above adjustments apply only in respect of the 2026 Notes.

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	September 30, 2022	September 30, 2021
Options to purchase common stock	10,838	9,511
Warrants to purchase common stock	13	48
Restricted stock and performance units	1,275	1,515
Shares issuable related to the ESPP	41	38
Shares issuable upon conversion of 2026 Notes	2,554	16,675
Shares issuable upon conversion of 2027 Notes	10,572	—
Total shares	25,293	27,787

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

Ji Xing Omecamtiv Mecarbil License and Collaboration Agreement

On December 20, 2021, we entered into a License and Collaboration Agreement (the “Ji Xing OM License Agreement”) with Ji Xing Pharmaceuticals Limited, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in the People's Republic of China (including the Hong Kong and Macau Special Administrative Districts) (together “China”) and Taiwan, and which was subsequently assigned to Ji Xing Pharmaceuticals Hong Kong Limited (together with Ji Xing Pharmaceuticals Limited, “Ji Xing”). Under the terms of the Ji Xing OM License Agreement, we are the beneficiary of a nonrefundable $50.0 million payment obligation from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to the U.S. Food and Drug Administration (the “FDA”) a new drug application (“NDA”) for omecamtiv mecarbil. The $50.0 million payment was received by the Company in January 2022. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

Ji Xing will be responsible for the development and commercialization of omecamtiv mecarbil at its own cost and is required to use diligent efforts to develop and commercialize omecamtiv mecarbil in China and Taiwan. The development of omecamtiv mecarbil will be initially focused on heart failure with reduced ejection fraction (“HFrEF”), and Ji Xing will have the opportunity to participate in Cytokinetics’ global clinical trials of omecamtiv mecarbil. Cytokinetics will supply omecamtiv mecarbil to Ji Xing either as a finished product or as an active pharmaceutical ingredient. Ji Xing may reimburse Cytokinetics for certain costs related to development and supply activities that we performed on their behalf.

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

Research and development revenue from Astellas was $2.5 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $4.6 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively.

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

We recognized research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement, which terminated effective May 20, 2021. There was no research and development revenue from Amgen for the three months ended September 30, 2022 and 2021 and nine months ended September 30, 2022. Research and development revenue from Amgen was $7.4 million for the nine months ended September 30, 2021.

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

Fair value of financial assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		September 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$95,463	$—	$—	$95,463
U.S. Treasury securities	Level 1	216,513	—	(1,940)	214,573
U.S. and non-U.S. government agency bonds	Level 2	95,783	5	(839)	94,949
Commercial paper	Level 2	356,570	1	(741)	355,830
U.S. and non-U.S. corporate obligations	Level 2	136,659	—	(2,045)	134,614
		$900,988	$6	$(5,565)	$895,429

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$115,937	$—	$—	$115,937
U.S. Treasury securities	Level 1	133,498	1	(268)	133,231
U.S. and non-U.S. government agency bonds	Level 2	33,489	—	(53)	33,436
Commercial paper	Level 2	169,622	6	(19)	169,609
U.S. and non-U.S. corporate obligations	Level 2	175,282	—	(536)	174,746
		$627,828	$7	$(876)	$626,959

The available-for-sale securities in our condensed consolidated balance sheet are as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash equivalents	$105,459	$115,937
Short-term investments	761,426	358,972
Long-term investments	28,544	152,050
	$895,429	$626,959

Interest income, net was $4.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $5.4 million and 0.7 million for the nine months ended September 30, 2022 and 2021, respectively.

No credit losses on debt securities were recognized during the nine months ended September 30, 2022 or 2021. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

The carrying amount of our accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 5 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	September 30, 2022	December 31, 2021
Accrued liabilities:
Clinical and preclinical costs	$12,336	$13,872
Compensation related	17,775	14,930
Other accrued expenses	10,118	5,568
Total accrued liabilities	$40,229	$34,370

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

Each term loan under the RP Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such term loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the term loan (such amount with respect to each term loan, “Final Payment Amount”). We accounted for amounts drawn under the RP Loan Agreement using the effective interest method which resulted in an effective interest rate of 7.65% over the ten-year term. Upon the prepayment or maturity of the term loan (or upon the date such prepayment or repayment is required to be paid), we are required to pay an additional amount equal to $34.6 million.

We may prepay the term loans in full (but not in part) at any time at our option by paying an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans under the RP Loan Agreement; provided that if the conditions for either the tranche 4 term loans or the tranche 5 term loans have been met, we must have borrowed at least $50 million principal amount of the tranche 4 or 5 term loans. In addition, the term loans under the RP Loan Agreement are repayable in full at the option of either us or the lender in an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans upon a change of control of Cytokinetics. Given the new PDUFA target action date, it is likely that we will not be able to satisfy certain conditions and deadlines for the tranche 2 and tranche 3 loan disbursements as described above.

Future minimum payments under the RP Loan Agreement are (in thousands):

Years ending December 31:
2022 remainder	$—
2023	1,440
2024	10,080
2025	11,520
2026	11,520
Thereafter	60,480
Future minimum payments	95,040
Less: Unamortized interest and loan costs	(31,496)
Term Loan, net	$63,544

As of September 30, 2022, the fair value of our RP Loan approximated its carrying value of $63.5 million based upon a market observable interest rate, which is a Level 2 input.

Interest expense for the RP Loan Agreement was $1.2 million and $3.5 million for the three and nine months ended September 30, 2022, respectively.

Concurrently with our entry into the RP Loan Agreement, we terminated the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC and repaid all amounts outstanding thereunder as further described in Note 7.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 11.7% as of the second quarter of 2022.

During the third quarter of 2022, we updated our analyses of the RP Aficamten RPA to reflect our current assumptions resulting from ongoing market research in the U.S. and to reflect other adjustments in connection with our anticipated commercialization.

Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA increased due to changes in management’s estimates of unobservable inputs related to market conditions and timing. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in an increase in our imputed interest rate and noncash interest expenses from 11.7% and $2.6 million in the second quarter of 2022 to 25.0% and $5.5 million in the third quarter of 2022, respectively. During the three and nine months ended September 30, 2022, the change in estimate had no impact on revenue and increased the net loss by $2.8 million. The change in accounting estimate increased the net loss per share by $0.03 in the three and nine months ended September 30, 2022.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the unamortized portion of the RP OM Liability was approximately 7.5% as of September 30, 2022 and 10.0% as of December 31, 2021.

Our estimates regarding the amount of future royalty payments under the RP OM RPA decreased and the time periods within which we anticipated that such payments will be due changed based on management's estimates. Each of these adjustments is accounted for on a prospective basis in our liability calculation and resulted in a decline in our imputed interest rate and noncash interest expenses from 10.0% and $4.4 million in the second quarter of 2022 to 7.5% and $3.4 million in in the third quarter of 2022, respectively. During the three and nine months ended September 30, 2022, the change in estimate had no impact on revenue and reduced the net loss by $1.1 million. The change in accounting estimate reduced the net loss per share by $0.01 in the three and nine months ended September 30, 2022.

Accounting for the Royalty Pharma Royalty Purchase Agreements

We periodically assess the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the amortization of the RP OM Liability and the RP Aficamten Liability and the effective interest rate.

There are a number of factors that could materially affect the amount and timing of royalty payments, most of which are not within our control. The RP OM Liability and the RP Aficamten Liability are recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data, including competitor sales data, and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, timing of the expected launch and its impact on the royalty rate as well as the overall probability of success. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RP OM Liability and the RP Aficamten Liability.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	2022		2021
	RP Aficamten Liability	RP OM Liability	RP OM Liability
Beginning balance, January 1	$—	$179,072	$166,068
Initial carrying value	89,571	—	—
Interest accretion	2,286	4,278	2,795
Amortization of issuance costs	—	28	27
Ending balance, March 31	91,857	183,378	168,890
Interest accretion	2,574	4,429	2,871
Amortization of issuance costs	—	28	29
Ending balance, June 30	94,431	187,835	171,790
Interest accretion	5,469	3,494	2,955
Amortization of issuance costs	—	31	30
Ending balance, September 30	$99,900	$191,360	$174,775

As of September 30, 2022, the fair value of the liabilities related to the sale of future royalties to RPFT and RPI ICAV are consistent with their carrying values of $99.9 million and $191.4 million, respectively, and is based on our current estimates of the amount and timing of future royalties expected to be paid to RPFT and RPI ICAV under the RP OM RPA and the RP Aficamten RPA agreements, respectively, as defined above, over the life of the arrangement, which are considered Level 3 inputs.

We recognized $9.0 million and $3.0 million in non-cash interest expense for the three months ended September 30, 2022 and 2021, respectively, and $22.5 million and $8.6 million for the nine months ended September 30, 2022 and 2021, respectively, related to the RP Aficamten RPA and the RP OM RPA.

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

As a result of the termination of the Term Loan Agreement and the repayment to the Lenders, during the nine months ended September 30, 2022, we recorded $2.7 million in loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss, consisting of the premium on debt repayments and the write-off of the remaining term loan fees and debt issuance costs.

Interest expense for the Term Loan Agreement was immaterial for the three and nine months ended September 30, 2022 because it represented approximately one week of interest before extinguishment. Interest expense for the Term Loan Agreement was $1.2 million and $3.6 million for the three and nine months ended September 30, 2021.

Convertible Notes

On November 13, 2019, the Company issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, the Company issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, the Company recorded an inducement loss of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms. As of September 30, 2022, there remain $21.1 million aggregate principal amount of 2026 Notes outstanding.

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

The 2026 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after November 20, 2023 and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. If a “fundamental change” (as defined in the indenture agreement, dated November 13, 2019 between the Company and U.S. Bank National Association, as trustee, as supplemented by the first supplemental indenture dated as of November 13, 2019 between the Company and such trustee) occurs, then, subject to certain exceptions, holders may require the Company to repurchase their 2026 Notes at a cash repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

As discussed in Note 1, effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method and, as a result, it is no longer required to separately account for the liability and equity components of the 2026 Notes, and, instead, account for the 2026 Notes wholly as debt.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Contractual interest expense	$294	$1,380	$3,054	$4,140
Amortization of debt discount	—	1,522	—	4,338
Amortization of debt issuance costs	19	15	328	43
Total interest expense recognized	$313	$2,917	$3,382	$8,521

The effective interest rate of the 2026 Notes was 4.6% for the three and nine months ended September 30, 2022. As of September 30, 2022, the unamortized debt issuance cost for the 2026 Notes was $0.5 million and will be amortized over approximately 4.2 years. If the 2026 Notes were to be converted on September 30, 2022, the holders of the 2026 Notes would receive common shares of 2.6 million with an aggregate value of $123.7 million based on the Company’s closing stock price of $48.45 as of September 30, 2022. The if-converted value of the 2026 Notes exceeded its principal amount by $102.6 million as of September 30, 2022.

The 2027 Notes are the Company’s senior, unsecured obligations and are (i) senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2027 Notes in right of payment; (ii) equal in right of payment with all of the Company’s indebtedness that is not so subordinated (including the 2026 Notes); (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries. The net proceeds of the 2027 Notes were approximately $523.6 million after deducting issuance costs related to the 2027 Notes. The 2027 Notes bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2023. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed or repurchased.

The 2027 Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on the applicable conversion rate(s). The initial conversion rate for the 2027 Notes is 19.5783 shares of the Company’s Common Stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $51.08 per share. Holders of the 2027 Notes may convert all or any portion of their convertible notes at their option only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2022, if the last reported sale price per share of the Company’s common stock, $0.001 par value per share, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the indenture agreement, dated July 6, 2022, between the Company and U.S. Bank Trust Company, as trustee (the “2027 Indenture”); (iv) if the Company calls such 2027 Notes for redemption; and (v) at any time from, and including, March 1, 2027 until the close of business on the scheduled trading day immediately before the maturity date.

The Company may not redeem the 2027 Notes at its option at any time before July 7, 2025. The 2027 Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the 2027 Indenture)), at the Company’s option at any time, and from time to time, on or after July 7, 2025 and, in the case of a partial redemption, on or before the 60th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any of the 2027 Notes for redemption will constitute a Make-Whole Fundamental Change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption. The conversion rate for the 2027 Notes shall not exceed 25.4517 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the 2027 indenture). Pursuant to the Partial Redemption Limitation, the Company may not elect to redeem less than all of the outstanding 2027 Notes unless at least $75.0 million aggregate principal amount of 2027 Notes are outstanding and not subject to redemption as of the time the Company sends the related redemption notice.

If a “Fundamental Change” (as defined in the 2027 Indenture) occurs, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their 2027 Notes at a cash repurchase price equal to the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

In accounting for the Notes, issuance costs of $16.4 million for the 2027 Notes were deducted from the respective debt liability in the consolidated balance sheet. Issuance costs are amortized to interest expense using the straight-line method, which materially approximates the effective interest method, over five-year term for the 2027 Notes.

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

Three and Nine Months Ended September 30, 2022
Contractual interest expense	$4,462
Amortization of debt issuance costs	749
Total interest expense recognized	$5,211

The effective interest rate of the 2027 Notes was 4.17% for the three and nine months ended September 30, 2022. As of September 30, 2022, the unamortized debt issuance cost for the 2027 Notes was $15.7 million and will be amortized over approximately 4.8 years. If the 2027 Notes were to be converted on September 30, 2022, the holders of the 2027 Notes would receive common shares of 10.5 million with an aggregate value of $512.2 million based on the Company’s closing stock price of $48.45 as of September 30, 2022. The if-converted value of the 2027 Notes was below the principal value of the Notes of $540.0 million as of September 30, 2022. In addition, during the three months ended September 30, 2022, the conditions allowing holders of the Notes to convert were not met. As a result, the Notes are not convertible during the three months ended September 30, 2022.

Future minimum payments under the 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2027 Notes	2026 Notes
2022 remainder	$—	$423
2023	18,638	845
2024	18,900	845
2025	18,900	845
2026	18,900	21,978
Thereafter	558,900	—
Future minimum payments	634,238	24,936
Less: Interest	(94,238)	(3,804)
Convertible notes, principal amount	540,000	21,132
Less: Debt costs on the convertible notes	(15,665)	(481)
Net carrying amount of the convertible notes	$524,335	$20,651

As of September 30, 2022, the estimated fair value of the 2027 Notes and 2026 Notes was $659.9 million and $99.6 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

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

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of September 30, 2022, the Company had not purchased any shares under the convertible note capped call transactions.

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

In May 2022, our stockholders approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 6.0 million shares. In May 2022, our board of directors approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 1.6 million shares for inducement grants to new employees. As of September 30, 2022, the total authorized shares under the 2004 Plan available for grant was 10.0 million.

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

During the nine months ended September 30, 2022, the performance target for the first tranche of PSUs was met. As a result, the Company recognized expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, for the first tranche of PSUs. No expense has been recognized for the second tranche to date. It is unlikely that the performance target for the second tranche of PSUs will be met as the FDA recently extended the PDUFA target action date for omecamtiv mecarbil to February 28, 2023. As of September 30, 2022, there was $0.2 million of unamortized stock-based compensation which may vest and be recognized with respect to the achievement of the performance goals and service period. The Company will assess the likelihood of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

Warrants

In May 2022, Silicon Valley Bank exercised 16,901 warrants issued pursuant to the Term Loan Agreement with a strike price of $7.10 per share and elected the cashless settlement method. Accordingly, in May 2022, we issued to Silicon Valley Bank a total of 14,136 shares of our common stock. In June 2022, Silicon Valley Bank exercised additional 9,226 warrants and 8,638 warrants with a strike price of $9.76 per share and $10.42 per share, respectively.

As of September 30, 2022, we had outstanding warrants issued pursuant to the Term Loan Agreement with a weighted average exercise price of $10.42 per share to purchase 12,957 shares of our common stock.

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

During the fourth quarter of 2021, we officially relocated from our existing headquarters located at 250, 256, and 280 East Grand Avenue, South San Francisco to our new facilities at Oyster Point. As a result of the relocation, we considered ceasing use of the existing headquarters, which triggered an impairment assessment. No expense was recognized for the nine months ended September 30, 2022 due to the impairment that was recorded in 2021. We were subject to the fixed rental fee payments for the existing headquarters until the lease expired in June 2022.

In July 2019, we entered into a lease agreement for approximately 234,892 square feet of office and laboratory space at a facility located in South San Francisco, California and in May 2020, January 2021 and November 2021, we entered into first, second and third amendments to the lease (collectively the “Oyster Point Lease”).

The Oyster Point Lease commenced on March 31, 2021 and upon commencement, we recognized a right-of-use asset of $77.9 million, a short-term lease liability of $3.7 million and a long-term lease liability of $85.3 million. The long-term lease liability includes $11.1 million of tenant improvement reimbursements as of March 31, 2021. The Oyster Point Lease had an initial expiration date of September 30, 2033 and we have two consecutive five-year options to extend the lease. The options to extend the lease term were not included as part of the right-of-use asset or lease liability as the exercise of the options were not reasonably assured at the inception of the lease. During the third quarter of 2021, we amended the lease payment schedule and were required to start making rent payments in January 2022. The lease term is extended until October 31, 2033. The amendment was accounted for as a lease modification in accordance with Topic 842.

As of September 30, 2022, the remaining lease term of the Oyster Point Lease is 11.1 years and the discount rate used to determine the related lease liability was 10.1%. We paid a total security deposit of $5.1 million in December 2019 and December 2020. The landlord has provided a tenant improvement allowance of $43.6 million in aggregate for costs relating to the initial design and construction of the improvements. As of September 30, 2022, the total commitment of undiscounted lease payments for the Oyster Point Lease was $221.7 million.

In January 2022, we entered into a series of lease agreements with the sub-landlord and landlord and leased an approximately 14,887 square feet of office space at a facility located in Radnor, Pennsylvania (the "Radnor Lease"). The Radnor Lease commenced on September 1, 2022, when the leasehold improvements were substantially completed and we gained a control over the use of the underlying assets. Upon commencement, we recognized a right-of-use asset of $3.4 million, a short-term lease liability of $0.4 million and a long-term lease liability of $1.9 million. The right-of-use asset includes $1.1 million of lease prepayments made before the commencement date. The Radnor Lease had an initial expiration date of May 31, 2024 with the sub-landlord. We will then continue to lease the premises with the landlord through July 31, 2027 with one five-year option to extend the lease. The option to extend the lease term were not included as part of the right-of-use asset or lease liability as the exercise of the options were not reasonably assured at the inception of the lease.

Subject to rent abatement for the first three months of the lease, we will be required to pay the sub-landlord $31.50 per square foot for the entire leased square footage for the first twelve months of the lease term, which will increase at a rate of 2.0% per year. After May 31, 2024, the rent will be payable to the landlord with a rent abatement period for the first two months. Following the abatement period, we will be required to pay the landlord $45.50 per square foot, which will increase at a rate of 2.5% per year through the end of lease term on July 31, 2027. An advance payment of the first and last month of the sublease rent is also required as part of the lease. We paid the advance rent payment in the first half of 2022 which is included in the lease prepayments. We will pay certain operating costs of the facility and have certain rights to sublease under the agreement.

As of September 30, 2022, the remaining lease term of the Radnor Lease is 4.8 years and the discount rate used to determine the related lease liability was 8.3%. We have incurred a tenant improvement cost of $1.2 million relating to the initial design and construction of the improvements before the commencement date. The tenant improvement cost is offset by a tenant improvement allowance of $0.3 million from the landlord, and the net tenant improvement cost incurred before the commencement date is accounted for lease prepayment. The total commitment of undiscounted lease payments for the Radnor Lease was $2.8 million as of September 30, 2022.

Cash paid for amounts included in the measurement of operating lease liabilities was $18.1 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively, and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

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

Finance leases are accounted for on the condensed consolidated balance sheets with right-of-use assets and lease liabilities recognized in property and equipment, other current liabilities, and other non-current liabilities, respectively. The finance lease cost is recognized as a combination of the amortization expense for the right-of-use assets calculated on a straight-line basis over the five-year estimated useful life for laboratory equipment and interest expense for the outstanding lease liabilities using the determined discount rates. As of September 30, 2022, we have recognized finance lease right-of-use assets of $2.6 million, short-term finance lease liabilities of $1.0 million, and long-term finance lease liabilities of $1.2 million.

As of September 30, 2022, the weighted average remaining lease term for the finance leases is 4.2 years and the weighted average discount rate used to determine the finance lease liabilities is 9.47%.

The cash paid for amounts included in the measurement of finance lease liabilities for the nine months ended September 30, 2022 was $0.8 million and was included in financing activities in our condensed consolidated statement of cash flows.

Future minimum lease payments under non-cancellable leases as of September 30, 2022 are as follows (in thousands):

Years ending December 31:	Operating Leases	Finance Leases
2022 remainder	$3,917	$247
2023	17,496	990
2024	18,062	990
2025	18,886	204
2026	19,503	—
Thereafter	146,611	—
Total future minimum lease payments	224,475	2,431
Less: Imputed interest	(94,014)	(228)
Total lease liability	$130,461	$2,203

Rent expense for operating and finance leases was $5.4 million for the three months ended September 30, 2022 and 2021, and $16.4 million and $12.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 10 — Subsequent Events

On October 24, 2022, we entered into a termination agreement in connection to the capped call transactions described in Note 7 – Debt above related to the 2026 Notes. As a result, we received gross proceeds of $26.4 million.

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•
guidance concerning revenues, research and development expenses and general and administrative expenses for 2022 or any subsequent period;
•
the sufficiency of existing resources to fund our operations for at least the next 12 months;
•
our capital requirements and needs for additional financing;
•
our expectations as to our cash utilization for 2022 and in any subsequent period;
•
the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, including the anticipated timing for completion and announcement of results of our clinical trials, including SEQUOIA-HCM, our ongoing Phase 3 clinical trial of aficamten in patients with symptomatic obstructive hypertrophic cardiomyopathy and COURAGE-ALS, our ongoing Phase 3 clinical trial of reldesemtiv in patients with amyotrophic lateral sclerosis, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;
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

Our research and development expenses for the three months ended September 30, 2022 and 2021 were $62.7 million and $48.4 million, respectively, and $165.8 million and $116.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

On September 30, 2022, we announced new data on the reduction and withdrawal of background standard of care medical therapy in patients treated with aficamten in REDWOOD-HCM OLE in a late breaking clinical trials session at the 2022 HCM Society Scientific Sessions. Patients in REDWOOD-HCM OLE were classified as receiving standard of care therapy if they were being treated with at least a beta-blocker, nondihydropyridine calcium channel blocker, or disopyramide. Patients were eligible for background therapy reduction/withdrawal (BTR/W) at the discretion of the site investigator, only after Week 12 and after having received a stable dose of aficamten for at least four weeks. Of 42 patients enrolled at the time of this analysis, 39 (93%) were taking ≥1 standard of care medication, and of those, 27 (69%) were receiving a beta-blocker only, 4 (10%) were receiving a calcium channel blocker only, 7 (18%) were receiving disopyramide and either a calcium channel blocker or beta-blocker, and 1 patient (3%) was receiving all three therapies. Of the 35 patients who had completed treatment with aficamten through Week 12, BTR/W was attempted in 20 patients. 17 patients (85%) achieved successful BTR/W, defined as at least one dose reduction of one medication to ≤50% of the baseline dose. Ten patients completely discontinued at least one medication, and 5 withdrew from all standard of care therapies. BTR/W was unsuccessful in three patients, who reinstituted a beta-blocker as a result of recurrence of symptoms or elevated left ventricular outflow tract gradients (LVOT-G). NYHA functional class and NT-proBNP and high-sensitivity troponin I levels remained stable before and after BTR/W. In 14 patients with an available assessment before and after BTR/W, BTR/W resulted in an increase in resting heart rate of 12 bpm (mean HR=74 ±10 bpm, p=0.0001) and Valsalva LVOT-G of 15 mmHg (mean Valsalva LVOT-G=42 ±26 mmHg, p=0.02). This data suggests that patients who achieved successful BTR/W experienced similar benefits from treatment with aficamten as those who remained on background standard of care therapy, and warrants further study.

On October 2, 2022, we announced new data on symptom improvement and quality of life related to treatment with aficamten in REDWOOD-HCM OLE in a late breaking clinical trials session at the HFSA Annual Scientific Meeting. This new analysis evaluated patients’ self-reported health status using the Kansas City Cardiomyopathy Questionnaire (KCCQ) and compared baseline values to those collected at Week 12 and Week 24. The KCCQ is a validated patient reported outcomes tool 1 used to evaluate heart failure symptoms and their impact on social and physical limitations as well as quality of life. Higher scores indicate better health status. As early as Week 12, patients experienced substantial and significant symptom improvements as measured by the change in their KCCQ scores. The KCCQ Overall Summary Score (KCCQ-OSS) and all KCCQ sub-domain scores demonstrated these improvements, improvements which were also noted to be sustained through Week 24. At 12 and 24 weeks, the change from baseline (mean [SD]) change in KCCQ-OSS was 16.5 [16.7] (p<0.0001) and 17.6 [24.7] (p=0.0015). The proportion of patients with clinically important improvements (improvement ≥5 points on the KCCQ-OSS) was 72.7% at Week 12 and 72.0% at Week 24, and 36.4% of patients at Week 12 and 40.0% at Week 24 reported a very large clinical improvement (≥20 points).

We renamed the open-label extension clinical study of aficamten in patients with hypertrophic cardiomyopathy (HCM), previously known as REDWOOD-HCM OLE (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM Open Label Extension) to FOREST-HCM (Five-Year, Open-Label, Research Evaluation of Sustained Treatment with Aficamten in HCM) to reflect the entry of patients from additional clinical trials of aficamten including SEQUOIA-HCM.

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

On October 10, 2022, we announced that the Data Monitoring Committee (DMC) for COURAGE-ALS, recently convened to conduct the first planned interim analysis of this ongoing Phase 3 clinical trial which assessed for the potential of futility. The DMC reviewed unblinded data from COURAGE-ALS and recommended that conduct of the clinical trial of reldesemtiv continue. The first interim analysis was triggered twelve (12) weeks after approximately one-third or more of the intended number of patients were randomized to participate in COURAGE-ALS. A second interim analysis, which is anticipated to occur in the first half of next year, will also assess for potential futility and will also allow for a fixed increase in total enrollment, if deemed necessary, to augment the statistical power of the trial.

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

Revenues for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	Increase (Decrease)	September 30, 2022	September 30, 2021	Increase (Decrease)
Research and development revenues	$2,515	$437	$2,078	$4,631	$9,828	$(5,197)
Milestone revenues	—	5,000	(5,000)	1,000	5,000	(4,000)
Realization of revenue participation right purchase agreement	—	—	—	87,000	—	87,000
Total revenues	$2,515	$5,437	$(2,922)	$92,631	$14,828	$77,803

Research and development revenues for the three and nine months ended September 30, 2022 were from Astellas for reimbursements under the Astellas FSRA Agreement and in 2021 were from Astellas and Amgen under the Amgen Agreement.

Co-funding under the Astellas FSRA Agreement for the conduct of COURAGE-ALS will continue until the $12.0 million cap is reached.

During the nine months ended September 30, 2022, we recognized milestone revenues under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc.

During the nine months ended September 30, 2022, we recognized revenues of $87.0 million related to the 2020 RTW Royalty Purchase Agreement. In July 2020, we sold our right to receive certain payments on the net sales of products containing the compound mavacamten, a cardiac myosin inhibitor (the “Mavacamten Royalty”), under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. The RTW Royalty Purchase Agreement transaction closed on November 13, 2020. On March 31, 2021, RTW Royalty Holdings assigned its rights and obligations under the RTW Royalty Purchase Agreement to its affiliate, RTW Investments ICAV for RTW Fund 1 (“RTW ICAV”). We understand that on April 18, 2022, RTW ICAV and MyoKardia, Inc. entered into agreements, which purported to assign all of RTW ICAV's rights, title and interest to the Mavacamten Royalty to MyoKardia, Inc., and on April 25, 2022, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty. As a result of the full extinguishment of the Mavacamten Royalty, we recognized revenue of $87.0 million.

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

Research and development expenses by program for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	Increase	September 30, 2022	September 30, 2021	Increase
Cardiac muscle contractility	$31,331	$34,189	$(2,858)	$84,482	$76,601	$7,881
Skeletal muscle contractility	18,517	6,034	12,483	44,817	17,484	27,333
All other research programs	12,886	8,213	4,673	36,496	22,355	14,141
Total research and development expenses	$62,734	$48,436	$14,298	$165,795	$116,440	$49,355

Research and development expenses for the three and nine months ended September 30, 2022 increased by $14.3 million and $49.4 million from the three and nine months ended September 30, 2021, respectively, primarily due to higher expenses for our clinical development activities for COURAGE-ALS, for our cardiac muscle inhibitor programs, and for early research activities.

We continue to develop reldesemtiv to treat ALS and COURAGE-ALS, the Phase 3 clinical trial of reldesemtiv in patients with ALS, is open to enrollment. We may also continue to develop reldesemtiv to treat SMA. Under the Astellas FSRA Agreement, Astellas has agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with Cytokinetics’ Phase 3 clinical trial, COURAGE-ALS, of reldesemtiv in ALS up to a maximum contribution by Astellas of $12.0 million.

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

General and administrative expenses by program for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	Increase	September 30, 2022	September 30, 2021	Increase
Total general and administrative expenses	$48,222	$26,202	$22,020	$124,008	$62,997	$61,011

General and administrative expenses for the three and nine months ended September 30, 2022 increased by $22.0 million and $61.0 million from the three and nine months ended September 30, 2021, respectively, primarily due to higher outside service spend in anticipation of the potential commercial launch of omecamtiv mecarbil and an increase in personnel related costs including stock-based compensation recorded in the nine months ended September 30, 2022.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	Increase (Decrease)	September 30, 2022	September 30, 2021	Increase (Decrease)
Term loan	$1,199	$1,214	$(15)	$3,524	$3,615	$(91)
2026 Notes	313	2,917	(2,604)	3,382	8,521	(5,139)
2027 Notes	5,211	—	5,211	5,211	—	5,211
Warrants	—	—	—	—	—	—
Other	81	30	51	240	86	154
Total interest expense	$6,804	$4,161	$2,643	$12,357	$12,222	$135

Interest expense for the three and nine months ended September 30, 2022 consists of interest expense related to the RP Loan Agreement between the Company and RPDF, dated January 7, 2022, interest expense related to the 2026 Notes and 2027 Notes, and interest expense related to the finance leases. Commensurate with our entry into the RP Loan Agreement, we terminated the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC and repaid all amounts outstanding thereunder in January 2022. In July 2022, the Company issued the 2027 Notes and used the net proceeds and common stock to partially repurchase the 2026 Notes.

Loss on settlement of debt

As a result of the termination of the Term Loan Agreement and the repayment to the Lenders, during the nine months ended September 30, 2022, we recorded a loss of $2.7 million in loss on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss, consisting of the premium on debt repayments and the write-off of the remaining term loan fees and debt issuance costs.

As a result of the partial repurchase of the 2026 Notes in the third quarter of 2022, during the three and nine months ended September 30, 2022, we recorded $22.2 million in loss on induced conversion, consisting of the difference between the consideration paid to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and the RP Aficamten RPA, respectively.

On January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV. Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances (the “RP Aficamten Liability”). The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 11.7% as of the second quarter of 2022.

During the third quarter of 2022, we updated our analyses of the RP OM RPA and the RP Aficamten RPA to reflect our current assumptions resulting from ongoing market research in the U.S. and to reflect other adjustments in connection with our anticipated commercialization.

Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA increased due to changes in management’s estimates of unobservable inputs related to market conditions and timing. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in an increase in our imputed interest rate and noncash interest expenses from 11.7% and $2.6 million in the second quarter of 2022 to 25.0% and $5.5 million in the third quarter of 2022, respectively. During the three and nine months ended September 30, 2022, the change in estimate had no impact on revenue and increased the net loss by $2.8 million. The change in accounting estimate increased the net loss per share by $0.03 in the three and nine months ended September 30, 2022.

Our estimates regarding the amount of future royalty payments under the RP OM RPA decreased and the time periods within which we anticipated that such payments will be due changed based on management’s estimates. Each of these adjustments is accounted for on a prospective basis in our liability calculation and resulted in a decline in our imputed interest rate and noncash interest expenses from 10% and $4.4 million in the second quarter of 2022 to 7.5% and $3.4 million in in the third quarter of 2022, respectively. During the three and nine months ended September 30, 2022, the change in estimate had no impact on revenue and reduced the net loss by $1.1 million. The change in accounting estimate reduced the net loss per share by $0.01 in the three and nine months ended September 30, 2022.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	Increase	September 30, 2022	September 30, 2021	Increase
RP OM Liability	$3,494	$2,955	$539	$12,201	$8,621	$3,580
RP Aficamten Liability	5,469	—	5,469	10,329	—	10,329
Total non-cash interest expense recognized	$8,963	$2,955	$6,008	$22,530	$8,621	$13,909

Interest and Other Income, net

Interest and other income, net for the three and nine months ended September 30, 2022 and 2021 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	September 30, 2022	December 31, 2021
Financial assets:
Cash and cash equivalents	$106,238	$112,666
Short-term investments	761,426	358,972
Long-term investments	28,544	152,050
Total cash, cash equivalents and marketable securities	$896,208	$623,688
Borrowings:
Term loan, net	$63,544	$47,367
Convertible notes, net	544,986	95,471
Total borrowings	$608,530	$142,838
Working capital:
Current assets	$884,275	$535,672
Current liabilities	76,496	71,860
Working capital	$807,779	$463,812

The following table shows a summary of our cash flows for the periods set forth below:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(201,326)	$(97,785)
Net cash used in investing activities	(291,383)	(195,112)
Net cash provided by financing activities	486,281	300,474
Net (decrease) increase in cash and cash equivalents	$(6,428)	$7,577

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

Net cash used in operating activities of $201.3 million in the nine months ended September 30, 2022 which include a net loss of $251.6 million was largely due to ongoing research and development activities, general and administrative expenses to support those activities, offset by collection of receivables primarily from our 2021 RTW Transactions. Net loss for the nine months ended September 30, 2022 included, among other items: non-cash stock-based compensation, non-cash interest expense related to sale of future royalties, non-cash interest expense related to debt, and loss on settlement of debt.

Net cash used in investing activities of $291.4 million in the nine months ended September 30, 2022 was primarily due to purchases of investments and property and equipment offset by proceeds from maturity of investments.

Net cash provided by financing activities of $486.3 million in the nine months ended September 30, 2022 was primarily due to $540.0 million of proceeds related to 2027 Notes, the proceeds related to the RP Aficamten RPA and the RP Loan Agreement, offset by the repayment of amounts owed under our Term Loan Agreement and 2026 Notes, and stock-based activities.

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

The FDA’s recent postponement of the PDUFA target action date for our NDA for omecamtiv mecarbil to February 28, 2023 is likely to have an adverse impact on our ability to meet the tranche 2 and tranche 3 conditions for disbursement under the RP Loan Agreement.

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

Commensurate with our entry into the RP Loan Agreement and the RP Aficamten RPA, we terminated the Term Loan Agreement with the Lenders and repaid all amounts outstanding thereunder.

Convertible Notes

On November 13, 2019, the Company issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, the Company issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, the Company recorded an inducement loss of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms. As of September 30, 2022, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding.

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

We have incurred an accumulated deficit of $1,448.6 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2022, we announced that the FDA had extended the PDUFA target action date for our NDA for omecamtiv mecarbil to February 28, 2023. Given the new PDUFA target action date, it is likely that we will not be able to satisfy certain conditions and deadlines for the tranche 2 and tranche 3 loan disbursements under the RP Loan Agreement.

We are subject to counterparty risk under the RP Aficamten RPA and the RP Loan Agreement

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

As of September 30, 2022, we had $611.1 million aggregate principal amount of indebtedness, comprised of $50.0 million under the RP Loan Agreement, $21.1 million under our 4.00% convertible senior notes due 2026 (the “2026 Notes”) and $540.0 million under our 3.50% convertible senior notes due 2027 (the “2027 Notes”).

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

Amgen had assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Now that Amgen has elected to terminate the Amgen Agreement, we have engaged with Amgen’s existing contract manufacturers for the manufacture and packaging of omecamtiv mecarbil to enter into supply agreements. In January 2022, we entered into a long-term commercial supply agreement for the supply of finished drug product for omecamtiv mecarbil, and in October 2022 we entered into a long-term commercial supply agreement for the supply of active pharmaceutical ingredient for omecamtiv mecarbil.

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

If reldesemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it will then compete with Radicavatm (edaravone), marketed by Mitsubishi Tanabe Pharma Corporation, and Relyvriotm (AMX0035), marketed by Amylyx Pharmaceuticals. These are the first two FDA approved drugs for the treatment of ALS since riluzole in 1995. In addition, we may then also compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to, AB Science, Alexion Pharmaceuticals, BrainStorm Cell Therapeutics, Biogen, Biohaven Pharmaceuticals, Clene Nanomedicine, Ferrer, Ionis, Medicinova, Inc., Orphazyme, Prilenia, Revalesio Corporation and Seelos Therapeutics. Also, if reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of SMA, it may be used in combination with or compete with SPINRAZA® (nusinersen), Zolgensma® (onasemnogene abeparvovec-xioi) and/or Evrysdi™ (risdiplam) or any other potential new therapies being developed by companies including, but not limited to, F. Hoffman-La Roche Ltd. (in collaboration with PTC Therapeutics, Inc.). If reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of non-neuromuscular indications associated with muscle weakness, it may then compete with other potential new therapies being developed by companies including, but not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Stealth BioTherapeutics, and Novartis (in collaboration with MorphoSys AG).

If aficamten is approved for marketing by the FDA or other regulatory authorities for the treatment of HCM, it will compete with Camzyostm (mavacamten). Aficamten and Camzyostm (mavacamten) are both drugs that affect cardiac muscle contractility and any adverse regulatory action or other fact, matter or circumstance in connection to the development or commercialization of Camzyostm (mavacamten) may have an impact on our ability to obtain regulatory approval for, or the commercial prospects of, aficamten. In addition to Camzyostm, other companies, including but not limited to Novartis AG, Eli Lilly, Boehringer Ingelheim, Gilead and Imbria are conducting clinical trials in HCM and could complete with aficamten.

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

We currently are building sales, marketing and distribution capabilities. We plan to commercialize drugs that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to fully develop our own capabilities inclusive of market access, sales force and marketing organization with technical expertise and supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs. If we determine not to sell and market our drugs on our own, we will depend on strategic alliances with third parties which have established distribution systems and direct sales forces to commercialize them. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize these drugs. To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues and business will suffer and our stock price would decrease.

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

In August 2022, the Inflation Reduction Act of 2022 was signed into law, which includes prescription drug provisions that may impact product pricing including the potential for net price reductions and/or the ability to increase price at level of inflation over the lifecycle of our products, and/or may increase our rebate obligation to Medicare. Provisions include a requirement that the Department of Health and Human Services (HHS) negotiate drug prices for single-source brand-name drugs and biologics that are among the 50 drugs with the highest total Medicare Part D spending. The law establishes a maximum fair price, outlines the process by which the Secretary of HHS will identify drugs for negotiations, and establishes non-compliance penalties for manufacturers. The Act implements inflation rebates in Medicare when a drug’s Average Manufacturer Price (AMP, in Part D) or Average Sale Price (ASP, in Part B) rises faster than the inflation index (CPI-U). In addition, the Part D drug benefit caps beneficiary spending at $2,000, eliminates the coverage gap for patients, and modifies, beginning in 2025, liabilities for drug manufacturers by replacing the 70% discount in the Coverage gap with a 10% discount in the Initial Coverage phase and a 20% discount in the Catastrophic phase.

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

Incorporated by Reference
Exhibit No.		Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.4	Amended and Restated Bylaws	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

10.1	Description of Director Compensation					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

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

Dated: November 4, 2022	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching W. Jaw
Ching W. Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert C. Wong
Robert C. Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)