Form 10-K
period 2022-12-31
CYTOKINETICS INC
filed 2023-03-01
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $2.0 billion as of June 30, 2022.(A)

(A) Excludes 34.8 million shares of common stock held by directors and executive officers, and any stockholders whose ownership exceeds ten percent of the shares outstanding, at June 30, 2022. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 27, 2023, the number of shares outstanding of the Registrant’s common stock, par value $0.001 per share, was 95,161,391 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

YEAR ENDED DECEMBER 31, 2022

Glossary of Terms

Unless the context requires otherwise, references to “Cytokinetics,” “the Company,” “we,” “us” or “our” in this Form 10-K (defined below) refer to Cytokinetics, Incorporated and its subsidiaries. References to “Notes” in this Form 10-K are to the Notes to the Consolidated Financial Statements in this Form 10-K. We also have used other specific terms in this Form 10-K, most of which are explained or defined below:

Term/Abbreviation	Definition
2004 Plan	Cytokinetics’ Amended and Restated 2004 Equity Incentive Plan
2020 RTW Transactions

The transactions contemplated by the RTW Royalty Purchase Agreement, Ji Xing Aficamten License Agreement and the Common Stock Purchase Agreements, dated July 14, 2020, by and between Cytokinetics and the RTW Investors.

2021 RTW Transactions	The transactions contemplated by the Ji Xing OM License Agreement and the Common Stock Purchase Agreements, dated December 20, 2021 by and between Cytokinetics and the RTW Investors
2022 RPI Transactions	The transactions contemplated by the RP Loan Agreement and the RP Aficamten RPA
2026 Notes	Cytokinetics’ 4% convertible senior notes due 2026
2027 Indenture	Indenture Agreement, dated July 6, 2022, between Cytokinetics and U.S. Bank Trust Company, as trustee
2027 Notes	Cytokinetics’ 3.50% convertible senior notes due 2027
ACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACC	American College of Cardiology
AHA	American Heart Association
ALS	amyotrophic lateral sclerosis (also known as Lou Gehrig’s Disease)
ALSFRS-R	ALS Functional Rating Scale – Revised
Amgen Agreement	Collaboration and Option Agreement, dated December 29, 2006, as amended, between Cytokinetics and Amgen
ARR	absolute risk reductions
Astellas Agreement	License and Collaboration Agreement, dated June 21, 2013, between Cytokinetics and Astellas
Astellas FSRA Agreement	Fast Skeletal Regulatory Activator Agreement, dated April 23, 2020 between Cytokinetics and Astellas
Astellas OSSA Agreement	License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020, as amended, between Cytokinetics and Astellas
ASU 2020-06

ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

BTR/W	background therapy reduction/withdrawal
cGMP	current Good Manufacturing Practice
China	People's Republic of China (including the Hong Kong and Macau SARs)
CMC	Chemistry, Manufacturing and Controls
CMO	Contract Manufacturing Organizations
Compensation Committee	Compensation and Talent Committee of Cytokinetics’ Board of Directors
Convertible Notes	2026 Notes and 2027 Notes
COURAGE-ALS	Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS
CPET	cardiopulmonary exercise testing
CRL	Complete Response Letter
CRO	Contract Research Organization
CV	cardiovascular
DMC	Data Monitoring Committee
E.U. or EU	European Union
EEA	European Economic Area
eGFR	estimated glomerular filtration rate
EMA	European Medicines Agency
ESPP	employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	U.S. Food and Drug Administration
Final Payment Amount

As defined in Part II, Item 7 (Management’s Discussion and Analysis of Financial Conditions and Results of Operations) of this Annual Report on Form 10-K – Sources and Uses of Cash, 2022 Royalty Pharma Transactions

FOREST-HCM	Five-Year, Open-Label, Research Evaluation of Sustained Treatment with Aficamten in HCM
FORTITUDE-ALS	Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS
FSRA	fast skeletal regulatory activator
FSTA	fast skeletal muscle troponin activator
Fundamental Change	As defined in the 2027 Indenture
Funding Agreement

As defined in Part II, Item 8 (Financial Statements and Supplementary Data), Notes to Consolidated Financial Statements of this Annual Report on Form 10-K - Note 3 (Research and Development Arrangements), Funding Agreement

GAAP	Generally Accepted Accounting Principles in the U.S.
GALACTIC-HF	Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation ((EU) 2016/679)
HCM	hypertrophic cardiomyopathy
HFrEF	heart failure with reduced ejection fraction
HFSA	Heart Failure Society of America
HHS	U.S. Department of Health and Human Services
HIPAA	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act
ICER	Institute for Clinical and Economic Review
IND	Investigational New Drug
IRA	Inflation Reduction Act of 2022
IRB	Institutional Review Board
Ji Xing	Ji Xing Pharmaceuticals Limited and/or its affiliates, including Ji Xing Pharmaceuticals Hong Kong Limited
Ji Xing Aficamten License Agreement	License and Collaboration Agreement, dated July 14, 2020, by and between Cytokinetics and Ji Xing Pharmaceuticals Limited
Ji Xing Agreements	Ji Xing Aficamten License Agreement and Ji Xing OM License Agreement
Ji Xing OM License Agreement	License and Collaboration Agreement, dated December 20, 2021, by and between Cytokinetics and Ji Xing Pharmaceuticals Limited
KCCQ	Kansas City Cardiomyopathy Questionnaire
KCCQ-OSS	KCCQ Overall Summary Score
Lenders	Silicon Valley Bank and Oxford Finance LLC
LSM	least square mean
LVEF	left ventricular ejection fraction
LVOT	left ventricular outflow tract
LVOT-G	left ventricular outflow tract gradient
MAA	Marketing Authorization Application
MAPLE-HCM	Metoprolol vs Aficamten in Patients with LVOT Obstruction on Exercise Endpoints Capacity in HCM
Mavacamten Royalty	certain payments on the net sales of products containing the compound mavacamten pursuant to the Research Collaboration Agreement, dated August 24, 2012, between Cytokinetics and MyoKardia, Inc.
NDA	New Drug Application
nHCM	non-obstructive HCM
NOLs	net operating loss carryforward
NYHA	New York Heart Association
oHCM	obstructive HCM
OLE	Open-Label Extension
Ownership Change	As defined in Part 1, Item 1A (Risk Factors) of this Annual Report on Form 10-K, General Risks
Oxford	Oxford Finance LLC
Oyster Point Lease	Lease, dated July 24, 2019, by and between Cytokinetics and KR Oyster Point 1, LLC, as amended
Partial Redemption Limitation	As defined in the 2027 Indenture
PSU	Performance Stock Unit

Radnor Lease

As defined in Part II, Item 8 (Financial Statements and Supplementary Data), Notes to Consolidated Financial Statements of this Annual Report on Form 10-K - Note 9 (Commitments and Contingencies) – Operating Leases

REDWOOD-HCM	Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM
REDWOOD-HCM OLE	Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM Open Label Extension
REMS	Risk Evaluation and Mitigation Strategy
RP Aficamten Liability

As defined in Part II, Item 7 (Management’s Discussion and Analysis of Financial Conditions and Results of Operations) of this Annual Report on Form 10-K – Results of Operations, Non-cash interest expense on liabilities related to revenue participation right purchase agreements

RP Aficamten RPA	Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between Cytokinetics and Royalty Pharma Investments 2019 ICAV
RP Loan Agreement	Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and Cytokinetics
RP OM Liability

As defined in Part II, Item 8 (Financial Statements and Supplementary Data), Notes to Consolidated Financial Statements of this Annual Report on Form 10-K - Note 6 (Agreements with Royalty Pharma) – 2017 RP Omecamtiv Mecarbil Royalty Purchase Agreement

RP OM RPA	Royalty Purchase Agreement, dated February 1, 2017, by and between the Cytokinetics and RPI Finance Trust, as amended by Amendment No. 1, dated January 7, 2022
RPDF	Royalty Pharma Development Funding, LLC
RPFT	RPI Finance Trust
RPI ICAV	Royalty Pharma Investments 2019 ICAV
RSU	Restricted Stock Unit
RTW ICAV	RTW Investments ICAV for RTW Fund 1
RTW Investors	RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited
RTW Royalty Holdings	RTW Royalty Holdings Designated Activity Company
RTW Royalty Purchase Agreement	Royalty Purchase Agreement, dated July 14, 2020, between Cytokinetics and RTW Royalty Holdings
SAM	systolic anterior motion
Section 382	Section 382 of the Internal Revenue Code
Securities Act	Securities Act of 1933, as amended
SEQUOIA-HCM	Safety, Efficacy, and Quantitative Understanding of Obstruction Impact of Aficamten in HCM
SGLT2	sodium-glucose cotransporter-2
SMA	spinal muscular atrophy
SPA	Special Protocol Assessment
SVC	slow vital capacity
Tax Act	Tax Cuts and Jobs Act
Term Loan Agreement

Loan and Security Agreement, dated as of October 19, 2015, by and among Cytokinetics, Oxford Finance LLC and Silicon Valley Bank and Loan and Security Agreement, dated as of May 17, 2019, by and among Cytokinetics, Oxford Finance LLC and Silicon Valley Bank

U.S. or US	United States

This Form 10-K includes discussion of certain clinical studies relating to various in-line products and/or product candidates. These studies typically are part of a larger body of clinical data relating to such products or product candidates, and the discussion herein should be considered in the context of the larger body of data. In addition, clinical trial data are subject to differing interpretations, and, even when we view data as sufficient to support the safety and/or effectiveness of a product candidate or a new indication for an in-line product, regulatory authorities may not share our views and may require additional data or may deny approval altogether.

CYTOKINETICS and our C-shaped logo are registered trademarks of Cytokinetics in the U.S. and certain other countries. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.

The information contained on our website, our Facebook, Instagram, YouTube and LinkedIn pages or our Twitter accounts, or any third-party website, is not incorporated by reference into this Form 10-K.

FORWARD LOOKING STATEMENTS

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•
the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, including the anticipated timing for completion and announcement of results of our clinical trials, including SEQUOIA-HCM, and COURAGE-ALS, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;
•
guidance concerning revenues and net cash use for 2023;
•
the sufficiency of existing resources to fund our operations for at least the next 12 months;
•
our capital requirements and needs for additional financing;
•
our expectations as to our cash utilization for 2023 and in any subsequent period;
•
the results from the clinical trials, the non-clinical studies and chemistry, manufacturing, and controls activities of our drug candidates and other compounds, and the significance and utility of such results; anticipated interactions with regulatory authorities;
•
our ability to ensure commercial availability of an antibody-based immunoassay for the dose optimization of omecamtiv mecarbil;
•
our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;
•
the timing and likelihood of regulatory approval for any of our other drug candidates;
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

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•
decisions by Ji Xing with respect to the timing, design and conduct of development and commercialization activities for aficamten or omecamtiv mecarbil in China and Taiwan;
•
our ability to meet any of the conditions for disbursement and our receipt of any loan disbursements under the RP Loan Agreement;
•
our ability to meet any of the conditions for disbursement of additional sale proceeds under the RP Aficamten RPA;
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
•
the possibility the FDA or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our drug candidates;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

SUMMARY OF PRINCIPAL RISK FACTORS

Risks Specific to our Research and Development Activities

•
We recently received a CRL from FDA in response to our NDA for omecamtiv mecarbil. The CRL stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. No assurance can be given that we will be able to address any of the deficiencies noted in the CRL and/or obtain FDA approval of our NDA for omecamtiv mecarbil.
•
Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, including aficamten and reldesemtiv, which could prevent or significantly delay completion of clinical development and regulatory approval.
•
The regulatory approval process is expensive, time-consuming and uncertain and may prevent our partners or us from obtaining approvals to commercialize some or all of our drug candidates.
•
Our clinical trials are expensive, time-consuming and may be subject to delay.
•
If we encounter difficulties enrolling patients in our clinical trials, including COURAGE-ALS and SEQUOIA-HCM, our clinical development activities could be delayed or otherwise adversely affected.
•
The COVID-19 pandemic continues to adversely impact our business and could materially and adversely affect our operations, as well as the businesses or operations of our or our partners, manufacturers, CROs or other third parties with whom we or our partners conduct business.
•
The failure to successfully develop, validate and obtain regulatory clearance or approval of an antibody based immunoassay for plasma concentrations of omecamtiv mecarbil could harm our development and commercialization strategy for omecamtiv mecarbil in the United States.
•
The failure to successfully develop, validate and obtain regulatory clearance or approval of an antibody based immunoassay for plasma concentrations of omecamtiv mecarbil could be required by EMA for approval of our MAA in the E.U. and as a result could delay our development and commercialization strategy for omecamtiv mecarbil in the E.U. and other countries of the EEA.
•
We depend on CROs to conduct our clinical trials and have limited control over their performance. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our CROs, we may not be able to obtain regulatory approval for or commercialize our product candidates on a timely basis, if at all.

Risks Specific to our Commercial Operations

•
Our competitors may develop drugs that are less expensive, safer and/or more effective than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.
•
Even if our drug candidates are approved, we may experience difficulties or delays in achieving market access, reimbursement and favorable drug pricing for our drug products.
•
The commercial success of our products depends on the availability and sufficiency of third party payor coverage and reimbursement.
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
•
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

Risks Specific to our Intellectual Property

•
Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our drug candidates, compounds and research technologies.
•
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.
•
If we are sued for infringing third-party intellectual property rights, it will be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business.
•
We may undertake infringement or other legal proceedings against third parties, causing us to spend substantial resources on litigation and exposing our own intellectual property portfolio to challenge.
•
We may become involved in disputes with our strategic partners over intellectual property ownership, and publications by our research collaborators and clinical investigators could impair our ability to obtain patent protection or protect our proprietary information, either of which would have a significant impact on our business.
•
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that we or our employees have wrongfully used or disclosed trade secrets of their former employers.

Financial Risks

•
We have a history of significant losses and may not achieve or sustain profitability and, as a result, you may lose part or all of your investment.
•
We will need substantial additional capital in the future to sufficiently fund our operations.
•
We have never generated, and may never generate, revenues from commercial sales of our drugs, and we may not have drugs to market for at least several years, if ever.
•
We may not be entitled to obtain additional loan disbursements under the RP Loan Agreement or the RP Aficamten RPA.
•
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes, the 2027 Notes and the RP Loan Agreement.

Legal and Compliance Risks

•
Recently enacted laws, including the Inflation Reduction Act, or IRA, and potential future legislation may increase the difficulty and cost for us to obtain regulatory approval of, and to commercialize our products and affect the prices we may obtain upon commercialization.
•
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

PART I

ITEM 1. BUSINESS

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

In 2020, we articulated our five-year strategic plan, Vision 2025: “Leading with Science, Delivering for Patients,” designed to enable Cytokinetics to become the leading muscle biology biopharmaceutical company that meaningfully improves the lives of patients with diseases of impaired muscle function through access to novel medicines arising from its research.

The key components of our five-year Corporate Strategy are:

•
Achieve regulatory approvals for at least two drugs arising from our pipeline. We are committed to fueling a diverse and expansive pipeline of muscle-directed drug candidates advancing toward regulatory approval. As we advance our drug candidates into later-stage clinical development, we extensively evaluate previous clinical trial designs and results to assess key learnings that may be applied to our late-stage clinical development activities. We believe this may result in more successful later-stage clinical development activities that may increase the likelihood of achieving regulatory success and deliver effective therapies to patients that can address the needs of people living with devastating diseases of muscle impairment. Pursuing a broad-based clinical development strategy may afford us the opportunity to not be reliant on the outcome of a singular clinical program or clinical trial result, thereby potentially mitigating the risk of clinical development and regulatory hurdles. We or our partners have been conducting extensive clinical trials for our most advanced drug candidates and we believe that three drug candidates may be poised to achieve potential regulatory approval by 2025 and we strive to develop compelling scientific, clinical and value-driven rationales that may lead to regulatory approvals.

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
•
Double our development pipeline to include ten therapeutic programs. We believe that our extensive understanding of muscle biology and our proprietary research activities should enable us to discover and potentially to develop additional muscle directed drug candidates with novel mechanisms of action that may offer potential benefits not provided by existing drugs and which may have application across a broad array of diseases and medical conditions. Progressing related programs in parallel may afford us an opportunity to build a broader business that could benefit from multiple products that serve related clinical and commercial needs associated with impaired muscle function, muscle weakness and fatigue. In addition, this strategy may enable us to diversify certain technical, financial and operating risks by advancing several drug candidates in parallel. In 2020 we advanced five potential drug candidates through various stages of clinical development. As part of our five-year Corporate Strategy, we intend to expand our research discovery platform beyond muscle contractility to support doubling our pipeline to ten therapeutic programs.
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

Our research and development expenses were $240.8 million for 2022, $159.9 million for 2021, and $97.0 million for 2020.

Our Cardiac Muscle Program

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

Omecamtiv mecarbil is a selective, small molecule cardiac myosin activator, the first of a novel class of myotropes designed to directly target the contractile mechanisms of the heart, binding to and recruiting more cardiac myosin heads to interact with actin during systole. Omecamtiv mecarbil is designed to increase the number of active actin-myosin cross bridges during each cardiac cycle and consequently augment the impaired contractility that is associated with heart failure with reduced ejection fraction, or HFrEF.

HFrEF is a grievous condition that is estimated to affect more than 32 million people worldwide an estimated half of whom have reduced left ventricular function. It is the leading cause of hospitalization and readmission in people age 65 and older. Despite broad use of standard treatments and advances in care, the prognosis for patients with heart failure is generally poor. An estimated one in five people over the age of 40 are at risk of developing heart failure, and approximately 50% of people diagnosed with heart failure will die within five years of initial hospitalization. Approximately 2 million people in the U.S. are estimated to have an ejection fraction <30%, indicating they may have worsening heart failure.

GALACTIC-HF

GALACTIC-HF is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which was conducted by Amgen, in collaboration with Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial is to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF was conducted under an SPA with the FDA. GALACTIC-HF completed enrollment in mid-2019, having enrolled 8,256 symptomatic chronic heart failure patients with reduced ejection fraction in over 1,000 sites in 35 countries who were either currently hospitalized for a primary reason of heart failure or had had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. Patients were randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint is a composite of time to cardiovascular death or first heart failure event, whichever occurs first, with heart failure event defined as hospitalization, emergency room visit, or urgent unscheduled clinic visit for heart failure. Secondary endpoints include time to cardiovascular death; patient reported outcomes as measured by the KCCQ Total Symptom Score; time to first heart failure hospitalization; and time to all-cause death.

GALACTIC-HF: Primary Results

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

The effect of omecamtiv mecarbil was consistent across most prespecified subgroups and with a potentially greater treatment effect suggested in patients with a lower LVEF (LVEF ≤28%, n=>4,000, hazard ratio, 0.84; 95% CI 0.77, 0.92; interaction p=0.003). Omecamtiv mecarbil also significantly decreased NT-proBNP concentrations by 10% (95% CI 6-14%) at Week 24 compared to placebo.

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

GALACTIC-HF: Further Analyses

Since our release of the primary results, we have conducted and announced supplemental and subgroup analyses suggesting that certain subgroups of patients treated with omecamtiv mecarbil in GALACTIC-HF may benefit more than the general patient population in such trial.

For example, additional results showed that the effect of omecamtiv mecarbil on the primary composite endpoint in GALACTIC-HF was consistent across most prespecified subgroups and with a potentially greater treatment effect suggested in patients with a lower LVEF (LVEF ≤28%, n=4,456, hazard ratio, 0.84; 95% CI 0.77, 0.92; interaction p=0.003). Supplemental analyses of this lower ejection fraction subgroup in GALACTIC-HF showed that this potentially greater treatment effect in patients who received omecamtiv mecarbil was consistently observed in patients with characteristics that may indicate advanced heart failure status, such as being hospitalized within the last 3 months (HR 0.83, 95% CI 0.74 – 0.93, p=0.001), having New York Association Class III or IV heart failure (HR 0.80, 95% CI 0.71 – 0.90, p<0.001), higher N-terminal-pro brain natriuretic peptide levels (HR 0.77, 95% CI 0.69 – 0.87, p<0.001), and lower blood pressures (HR 0.81, 95% CI 0.70 – 0.92, p=0.002). The ARR ranged from 5.2% to 8.1% in these subgroups as compared to the ARR of 2.1% observed in the overall population. Additionally, a supplemental analysis of the continuous relationship between ejection fraction and the hazard ratio for the primary composite endpoint in GALACTIC-HF suggested a potentially stronger treatment effect of omecamtiv mecarbil in patients with increasingly lower ejection fractions.

Another analysis assessed the effect of omecamtiv mecarbil on clinical outcomes in relationship to patient baseline ejection fraction by evaluating the effect of patient treatment with omecamtiv mecarbil based on quartiles of baseline EF defined as EF ≤22%, EF 23-28%, EF 29-32% and EF ≥33% as well as considering baseline EF as a continuous variable. The incidence of the primary outcome of first heart failure event or cardiovascular death increased with decreasing ejection fraction; in the lowest LVEF quartile (EF ≤22%) the incidence (35.6 per 100 patient-years) was almost 80% greater than in the highest EF quartile (EF ≥33%; 20 per 100 patient-years). Treatment with omecamtiv mecarbil demonstrated a 15% (HR 0.85; 95% CI 0.74-0.97; p = 0.016) and 17% (HR 0.83; 95% CI 0.73-0.95; p = 0.005) relative risk reduction in the lower two quartiles, respectively, compared to no difference in the upper two quartiles.

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

An analysis of patients with low blood pressure showed that there was a greater treatment effect from omecamtiv mecarbil on the primary composite endpoint of cardiovascular death or first heart failure event than in patients without low blood pressure such that there was an absolute risk reduction of 9.8 events per 100 patient-years (hazard ratio, 0.81; 95% confidence interval [CI] 0.70, 0.94; interaction p=0.051). Patients with low blood pressure treated with omecamtiv mecarbil also experienced improvements in blood pressure over time as did those treated with placebo. Additionally, the incidence of treatment-emergent serious adverse events in patients with low blood pressure who received omecamtiv mecarbil (RR 0.88; 95% CI 0.82, 0.95; p<0.001) and adjudicated first stroke (RR 0.31; 95% CI 0.12, 0.79; p=0.009) was lower compared to placebo.

An analysis of Black patients participating in GALACTIC-HF showed that treatment with omecamtiv mecarbil resulted in a trend towards reduction in the primary endpoint by 18% (HR=0.82, 95% CI 0.64-1.04), corresponding to a reduction in the primary event rate of 7.7/100 patient-years with a number-needed-to-treat of 13 patients. This result, like the overall study results, was driven primarily by a reduction in HF hospitalizations (HR=0.80) and HF events (HR=0.82), with no effect on cardiovascular mortality (HR=1.03). There were no significant differences in adverse events in Black patients between the groups treated with omecamtiv mecarbil and placebo.

A further analysis indicated that the rate of the primary outcome in GALACTIC-HF was higher in hospitalized patients in the placebo group (38.3/100 person-years [PY]) than in outpatients (23.1/100 PY) with an adjusted hazard ratio (HR) of 1.21 (95% CI 1.12, 1.31). There was a stepwise gradient in risk, with those randomized as outpatients in the placebo group within 3 months of a heart failure event at the highest risk (26.6/100 patient years (PY)) as compared with those 9-12 months post-event (19.0/100 PY) with an adjusted hazard ratio (HR) of 1.20 (95% CI 1.01, 1.42), p for trend = 0.008). The effect of omecamtiv mecarbil versus placebo on the primary outcome was similar in hospitalized patients (HR 0.89, 95% CI 0.78, 1.01) and outpatients (HR 0.94, 95% CI 0.86, 1.02), indicating that omecamtiv mecarbil similarly reduced the risk of the primary outcome both when initiated in hospitalized patients and in outpatients. In both hospitalized patients and outpatients, the initiation of omecamtiv mecarbil was safe and well tolerated. Treatment-emergent serious adverse events occurred more frequently in patients randomized during hospitalization but did not differ significantly between the treatment groups.

New Drug Application/Regulatory

On February 28, 2023, we announced that we received a CRL from the FDA’s Division of Cardiology and Nephrology regarding our NDA for omecamtiv mecarbil for the treatment of HFrEF. According to the CRL, GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. In addition, FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. FDA’s decision to issue a CRL follows an FDA Cardiovascular and Renal Drugs Advisory Committee’s vote of 8 to 3 in December 2022 that the benefits of omecamtiv mecarbil do not outweigh its risks for the treatment of HFrEF.

We expect to request a meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil in the United States. However, we have no plans to conduct an additional clinical trial of omecamtiv mecarbil. No assurance can be given that we will be able to address any of the deficiencies noted in the CRL and/or obtain FDA approval of our NDA for omecamtiv mecarbil.

In December 2022, the EMA accepted for review our MAA seeking approval of omecamtiv mecarbil for the treatment of HFrEF in the E.U. and the other states of the EEA, and in November 2022, our partner, Ji Xing announced that the Center for Drug Evaluation of the National Medical Products Administration of the People’s Republic of China had accepted the submission of the NDA for omecamtiv mecarbil for the treatment of HFrEF.

Ji Xing Collaboration for Greater China

On December 20, 2021, we entered into the Ji Xing OM License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Ji Xing OM License Agreement, we may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in China in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

Royalty Pharma Revenue Interest

In 2017, we entered into a Royalty Purchase Agreement, which we refer to as the RP OM RPA, with Royalty Pharma Development Funding, LLC, or RPFT, and amended the RP OM RPA on January 7, 2022. Pursuant to the RP OM RPA, as amended, RPFT has a revenue interest entitling it to up to 5.5% of our and our affiliates’ and licensees’ worldwide net sales of omecamtiv mecarbil. If FDA approves omecamtiv mecarbil at any time after June 30, 2023, the royalty rate at which payments are owed to RPFT will be 5.5%.

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

FDA has granted aficamten orphan drug designation for the treatment of symptomatic HCM and Breakthrough Therapy Designation for aficamten for the treatment of oHCM.

REDWOOD-HCM

REDWOOD-HCM is a Phase 2, multi-center, randomized, placebo-controlled, double-blind, dose finding clinical trial of aficamten in patients with symptomatic HCM.

In Cohorts 1 and 2 of REDWOOD-HCM, patients continued taking background medications exclusive of disopyramide. Results from Cohorts 1 and 2 showed that treatment with aficamten for 10 weeks resulted in statistically significant reductions from baseline compared to placebo in the average resting LVOT-G (p=0.0003, p=0.0004, Cohort 1 and Cohort 2, respectively) and the average post-Valsalva LVOT-G (p=0.001, p<0.0001, Cohort 1 and Cohort 2, respectively). A large majority of patients treated with aficamten achieved the target goal of treatment, defined as resting gradient <30 mmHg and post-Valsalva gradient <50 mmHg at Week 10, compared to placebo. Patients treated with aficamten also saw improvements in heart failure symptoms and reductions in NT-proBNP, a biomarker of cardiac wall stress.

Treatment with aficamten in Cohorts 1 and 2 of REDWOOD-HCM was generally well tolerated. The incidence of adverse events was similar between treatment arms. No serious adverse events were attributed to aficamten and no treatment interruptions occurred on aficamten. No new cases of atrial fibrillation in patients treated with aficamten were reported. In this dose-range finding trial, one patient experienced a transient decrease in LVEF that required dose adjustment but not dose interruption. LVEF returned to baseline within two weeks after the end of treatment in both cohorts, which was consistent with the reversibility of LVEF decreases that were similarly observed in healthy participants in the Phase 1 study of aficamten.

A subsequent analysis investigated changes from baseline in echocardiographic measures of cardiac structure and function after 10 weeks of treatment with aficamten compared with placebo. At baseline, all patients (n=41) enrolled in Cohorts 1 and 2 of REDWOOD-HCM had severe LVOT obstruction, 88% had associated SAM of the mitral valve, and 90% had mitral regurgitation. SAM occurs when the mitral valve leaflet gets pushed against the interventricular septum during systole, resulting in obstruction of the LVOT and mitral regurgitation. Measures of cardiac structure, diastolic and mitral valve function improved at Week 10 in patients treated with aficamten. There was a significant reduction in left atrial volume index (p<0.01) and a trend towards a reduction in left ventricular hypertrophy (left ventricular mass index; p=0.06). Treatment with aficamten also resulted in improved ventricular relaxation and filling, as indicated by a reduction in lateral E/e’ (p<0.01) and an increase in lateral e’ (p<0.05). Additionally, treatment with aficamten improved mitral valve dynamics as noted by a reduction in the proportion of patients with SAM (placebo: 92.3% at baseline to 75.0% at Week 10; aficamten: 85.7% at baseline to 35.7% at Week 10; p=0.038 for comparison to placebo) and a trend towards a reduction in those with eccentric mitral regurgitation (placebo: 25.0% at baseline to 33.3% at Week 10; aficamten: 42.9% at baseline to 7.1% at Week 10; p=0.055 for comparison to placebo) at Week 10. Together, these data point to evidence of early signs of improved cardiac function and structure and improved mitral valve dynamics after a 10-week treatment period with aficamten.

Cohort 3 of REDWOOD-HCM enrolled thirteen patients with symptomatic oHCM and a resting or post-Valsalva LVOT-G of ≥50 mmHg whose background therapy included disopyramide and, in the majority (11 out of 13 patients), a beta-adrenergic blocker. These patients remained symptomatic despite use of disopyramide and represent a group of patients resistant to available medical therapies. Patients in Cohort 3 demonstrated a substantial reduction in the mean (± SD) resting LVOT-G (from 50 ± 25 at baseline to 24 ± 17 mmHg at Week 10) and Valsalva LVOT-G (from 78 ± 27 to 50 ± 25 mmHg). For the resting LVOT-G, the least square mean difference (± SE) for the change from baseline to Week 10 was -28 ± 3.2 mmHg (p < 0.0001) and for the Valsalva LVOT-G was -27 ± 5.9 mmHg (p = 0.0002). The relief of obstruction was accompanied by a modest reduction in LVEF (from 74 ± 7% at baseline to 69 ± 7% at Week 10). For LVEF, the least square mean difference (± SE) for the change from baseline to Week 10 was -4.8 ± 1.9% (p = 0.018). There were no patients who experienced a reduction in LVEF below the prespecified safety threshold of 50%. Treatment with aficamten resulted in 6 of the 13 patients (46%) experiencing a complete hemodynamic response by Week 10, with the remaining 7 (54%) still eligible for dose escalation to the highest dose of aficamten (20 mg) employed in SEQUOIA-HCM, the Phase 3 trial. Eleven of 13 patients (85%) experienced improvement in NYHA class by at least one class. In addition to hemodynamic and functional capacity improvements, patients also experienced a significant improvement in NT-proBNP and trended to lower hs-troponin I. The safety and tolerability of aficamten were consistent with prior experience in Cohorts 1 and 2 of REDWOOD-HCM with no dose interruptions or treatment discontinuations and no serious adverse events. Coadministration of aficamten along with disopyramide and beta-blockers or calcium-channel blockers did not result in any significant electrocardiographic changes including in the QT-interval, or in blood pressure or heart rate.

Cohort 4 of REDWOOD-HCM has completed enrollment. Cohort 4 enrolled, in an open label fashion, 30-40 patients with symptomatic nHCM receiving background medical therapy. At screening, patients must have a LVEF of ≥60%, an elevated NT-proBNP >300 pg/mL, and must not have resting or post-Valsalva LVOT gradients (<30 mmHg in each case). The primary objective is to determine the safety and tolerability of aficamten in patients with nHCM. Other objectives include the effect of aficamten on LVEF, NYHA Functional Class and cardiac biomarkers. All patients will receive up to three escalating doses of aficamten, with doses being adjusted based on echocardiography according to LVEF alone. Cohort 4 will employ doses of 5, 10 and 15 mg once daily. Overall treatment duration will be 10 weeks with a 4-week follow up period after the last dose. We expect to present results of Cohort 4 of REDWOOD-HCM at the American College of Cardiology Annual Meeting in March, 2023

SEQUOIA-HCM

SEQUOIA-HCM is a Phase 3 randomized, placebo-controlled, double-blind, multi-center clinical trial designed to evaluate aficamten in patients with symptomatic oHCM on background medical therapy for 24 weeks. The primary objective is to assess the effect of aficamten on change in peak oxygen uptake (pVO2) measured by CPET from baseline to week 24. Secondary objectives include change in KCCQ score from baseline to week 12 and week 24, the proportion of patients with ≥1 class improvement in NYHA Functional Class from baseline to week 12 and week 24, change in post-Valsalva LVOT-G to week 12 and week 24, the proportion of patients with post-Valsalva LVOT-G <30 mmHg, and change in total workload during CPET to week 24.

SEQUOIA-HCM is open for enrollment. We have now enrolled more than two-thirds of the targeted 270 patients. In SEQUOIA-HCM, this trial is enrolling patients randomized on a 1:1 basis to receive aficamten or placebo in addition to standard-of-care treatment. Each patient will receive up to four escalating doses of aficamten or placebo based on echocardiographic guidance alone. At screening, patients enrolled in SEQUOIA-HCM must have a resting LVOT-G ≥30 mmHg, post-Valsalva peak LVOT-G ≥50 mmHg, and be NYHA Class II or III. Patients receiving aficamten will begin with 5 mg dosed once daily. At weeks 2, 4 and 6 patients will receive an echocardiogram to determine if they will be up-titrated to escalating doses of 10, 15 or 20 mg. Dose escalation will occur only if a patient has a post-Valsalva LVOT-G ≥30 mmHg and a biplane LVEF ≥55%. Patients who do not meet escalation criteria will continue to receive their current dose or may be down-titrated if appropriate.

We expect to announce topline results from SEQUOIA-HCM in the fourth quarter of 2023.

MAPLE-HCM

We are preparing for the second Phase 3 clinical trial of aficamten as monotherapy in patients with oHCM, MAPLE-HCM (Metoprolol vs Aficamten in Patients with LVOT Obstruction on Exercise Endpoints in HCM). We expect to begin MAPLE-HCM in the first half of 2023. MAPLE-HCM is a Phase 3, multi-center, randomized, double-blind, active-comparator trial in patients with symptomatic oHCM and elevated LVOT gradient. It is expected to enroll approximately 170 patients. The primary endpoint is change in peak oxygen uptake (pVO2), assessed by CPET from baseline to Week 24. Secondary endpoints include change in NYHA class, KCCQ, N-terminal prohormone brain natriuretic peptide (NT-proBNP), and measures of structural remodeling.

FOREST-HCM (formerly REDWOOD-HCM OLE)

In May 2021, we announced that the first site had been activated to enroll patients in REDWOOD-HCM OLE, an open-label extension clinical study designed to assess the long-term safety and tolerability of aficamten in patients with symptomatic oHCM. Eligible patients were initially to have completed participation in REDWOOD-HCM. However, since initiation of the open-label extension clinical study, we expanded eligibility to include patients having participated in SEQUOIA-HCM, our first Phase 3 clinical trial of aficamten for the treatment of oHCM, and as a result, the trial has been renamed FOREST-HCM.

On May 23, 2022, we announced positive data relating to 38 patients, including 30 patients treated for 12 weeks and 19 patients treated for 24 weeks. The data showed that treatment with aficamten was associated with substantial reductions in the average resting LVOT-G (mean change from baseline (SD) = -32.6 (28) mmHg, p<0.0001 at 12 weeks, -32.8 (32.3) mmHg, p=0.0003 at 24 weeks) and Valsalva LVOT-G (-42.7 (38.7) mmHg, p<0.0001 at 12 weeks, -51.1 (35.3) mmHg, p<0.0001 at 24 weeks). These reductions started to occur within two weeks of treatment, were sustained through 24 weeks of treatment, and were achieved with only modest decreases in the average LVEF (-3.2 (4.2) %, p=0.0038 at 24 weeks). Compared to baseline (47% Class II, 53% Class III), NYHA Functional Class was improved in the majority of patients (p<0.0001 for improvement by one or more NYHA class), and no patients had a worsening of NYHA Class. At 12 weeks, 72% of patients improved by one class and 7% improved by two classes; at 24 weeks 61% of patients improved by one class and 17% improved by two classes. For patients reaching Week 24, 56% were Class I and 39% were Class II. There were also significant improvements in cardiac biomarkers including NTpro-BNP (reduction of 70% from baseline, p<0.001) and cardiac troponin (20% reduction, p=0.002). Treatment with aficamten was well-tolerated with one temporary discontinuation due to LVEF <50% and one temporary down-titration, neither related to drug. Both patients remain on treatment with aficamten.

On September 30, 2022, we announced new data on the reduction and withdrawal of background standard of care medical therapy in patients treated with aficamten in FOREST-HCM. Patients in FOREST-HCM were classified as receiving standard of care therapy if they were being treated with at least a beta-blocker, nondihydropyridine calcium channel blocker, or disopyramide. Patients were eligible for BTR/W at the discretion of the site investigator, only after Week 12 and after having received a stable dose of aficamten for at least four weeks. Of 42 patients enrolled at the time of this analysis, 39 (93%) were taking ≥1 standard of care medication, and of those, 27 (69%) were receiving a beta-blocker only, 4 (10%) were receiving a calcium channel blocker only, 7 (18%) were receiving disopyramide and either a calcium channel blocker or beta-blocker, and 1 patient (3%) was receiving all three therapies. Of the 35 patients who had completed treatment with aficamten through Week 12, BTR/W was attempted in 20 patients. 17 patients (85%) achieved successful BTR/W, defined as at least one dose reduction of one medication to ≤50% of the baseline dose. Ten patients completely discontinued at least one medication, and 5 withdrew from all standard of care therapies. BTR/W was unsuccessful in three patients, who reinstituted a beta-blocker as a result of recurrence of symptoms or elevated LVOT-G. NYHA Functional Class and NT-proBNP and high-sensitivity troponin I levels remained stable before and after BTR/W. In 14 patients with an available assessment before and after BTR/W, BTR/W resulted in an increase in resting heart rate of 12 bpm (mean HR=74 ±10 bpm, p=0.0001) and Valsalva LVOT-G of 15 mmHg (mean Valsalva LVOT-G=42 ±26 mmHg, p=0.02). This data suggests that patients who achieved successful BTR/W experienced similar benefits from treatment with aficamten as those who remained on background standard of care therapy, and warrants further study.

On October 2, 2022, we announced new data on symptom improvement and quality of life related to treatment with aficamten in FOREST-HCM. This new analysis evaluated patients’ self-reported health status using the KCCQ and compared baseline values to those collected at Week 12 and Week 24. The KCCQ is a validated patient reported outcomes tool 1 used to evaluate heart failure symptoms and their impact on social and physical limitations as well as quality of life. Higher scores indicate better health status. As early as Week 12, patients experienced substantial and significant symptom improvements as measured by the change in their KCCQ scores. The KCCQ-OSS and all KCCQ sub-domain scores demonstrated these improvements, improvements which were also noted to be sustained through Week 24. At 12 and 24 weeks, the change from baseline (mean [SD]) change in KCCQ-OSS was 16.5 [16.7] (p<0.0001) and 17.6 [24.7] (p=0.0015). The proportion of patients with clinically important improvements (improvement ≥5 points on the KCCQ-OSS) was 72.7% at Week 12 and 72.0% at Week 24, and 36.4% of patients at Week 12 and 40.0% at Week 24 reported a very large clinical improvement (≥20 points). We will be presenting the results from twelve months of treatment with aficamten in FOREST-HCM at the American College of Cardiology 72nd Annual Scientific Session in March, 2023.

FOREST-HCM continues to enroll patients.

Ji Xing Collaboration for Greater China

On July 14, 2020, we entered into the Ji Xing Aficamten License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize aficamten in China and Taiwan. Under the terms of the Ji Xing Aficamten License Agreement, we may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in the field of oHCM, and/or nHCM and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing Aficamten License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

Royalty Pharma Revenue Interest

On January 7, 2022, we entered into a Revenue Participation Right Purchase Agreement, which we refer to as the RP Aficamten RPA, with Royalty Pharma Investments 2019 ICAV, which we refer to as RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees in exchange for up to $150.0 million in consideration, $50.0 million of which was paid on the closing date, $50.0 million of which was paid to us on March 10, 2022 following the initiation of the first pivotal trial in oHCM for aficamten and $50.0 million of which is payable following the initiation of the first pivotal clinical trial in nHCM for aficamten. The RP Aficamten RPA also provides that the parties will negotiate terms for additional funding if we achieve proof of concept results in certain other indications for aficamten, with a reduction in the applicable royalty if we and RPI ICAV fail to agree on such terms in certain circumstances.

Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances.

CK-136

CK-136 is a novel, selective, oral, small molecule cardiac troponin activator. In preclinical models, CK-136 increases myocardial contractility by binding to cardiac troponin through an allosteric mechanism that sensitizes the cardiac sarcomere to calcium, facilitating more actin-myosin cross bridge formation during each cardiac cycle thereby resulting in increased myocardial contractility. Similar to cardiac myosin activation, preclinical research has shown that cardiac troponin activation does not change the calcium transient of cardiac myocytes.

Dosing of patients in a Phase 1 clinical trial of CK-136 commenced in December 2022. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, single and multiple ascending dose trial is to assess the safety, tolerability and pharmacokinetics of CK-136 when administered orally as single or multiple doses to healthy participants. The study design includes three groups of at least eight participants in single ascending dose cohorts and four groups of at least eight participants in multiple-dose ascending cohorts. A final optional cohort will include eight participants in an open-label, 2-period crossover arm to investigate the effect of food on CK-136.

Our Skeletal Muscle Contractility Program

Our skeletal muscle contractility program is focused on the activation of the skeletal sarcomere, the basic unit of skeletal muscle contraction. The skeletal sarcomere is a highly ordered cytoskeletal structure composed of skeletal muscle myosin, actin, and a set of regulatory proteins, which include the troponins and tropomyosin. This program leverages our expertise developed in our ongoing discovery and development of cardiac sarcomere activators.

We believe that our skeletal sarcomere activators may lead to new therapeutic options for diseases and medical conditions associated with neuromuscular dysfunction and potentially also conditions associated with aging and muscle weakness and wasting. The clinical effects of muscle weakness and wasting, fatigue and loss of mobility can range from decreased quality of life to, in some instances, life-threatening complications. By directly improving skeletal muscle function, a small molecule activator of the skeletal sarcomere potentially could enhance functional performance and quality of life in patients suffering from diseases or medical conditions associated with skeletal muscle weakness or wasting, such as ALS, SMA, chronic obstructive pulmonary disease (COPD) or sarcopenia (general frailty associated with aging).

ALS is a progressive, degenerative neuromuscular disease that affects the nerve cells in the brain and spinal cord. These motor neurons carry messages from the brain to the spinal cord and, ultimately, to the muscles that are necessary for voluntary and involuntary movement and function. in people living with ALS, motor neurons progressively die and the brain can no longer communicate with the muscles through the spinal cord. As muscles are used less and less frequently, they can atrophy, causing people with ALS to lose the ability to perform everyday activities, such as walking, speaking, and eating. ALS also affects the diaphragm, an essential muscle responsible for breathing, so people with ALS eventually lose their ability to breathe on their own. The average life expectancy for ALS patients is three to five years after diagnosis and death is generally caused by respiratory failure. There is no known cause or cure for ALS.

Reldesemtiv

We are developing reldesemtiv, a FSTA, as a potential treatment for people living with debilitating diseases and conditions associated with muscular weakness, and/or muscle fatigue, including ALS.

Reldesemtiv is an investigational drug candidate intended to slow the rate of calcium release from the regulatory troponin complex of fast skeletal muscle fibers. Contraction of skeletal muscles is driven by the sarcomere, the fundamental unit of muscle contraction, which contains myosin, a protein which converts chemical energy into mechanical force through its interaction with another protein, actin. This interaction is regulated by other proteins including troponin and tropomyosin, and is dependent on changes in calcium. By slowing the rate of calcium release, reldesemtiv sensitizes the sarcomere to calcium, leading to an increase in muscle contractility.

Reldesemtiv has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. The FDA granted reldesemtiv orphan drug designation for the potential treatment of ALS. The EMA granted reldesemtiv orphan medicinal product designation for the potential treatment of ALS.

FORTITUDE-ALS

Reldesemtiv was the subject of FORTITUDE-ALS. This Phase 2 trial enrolled 458 eligible ALS patients who were randomized (1:1:1:1) to receive either 150 mg, 300 mg or 450 mg of reldesemtiv or placebo dosed orally twice daily for 12 weeks. The primary efficacy endpoint of FORTITUDE-ALS was the change from baseline in the percent predicted SVC at 12 weeks. Secondary endpoints included slope of the change from baseline in the mega-score of muscle strength measured by hand held dynamometry and handgrip dynamometry in patients on reldesemtiv; change from baseline in the ALSFRS-R; incidence and severity of treatment-emergent adverse events; and plasma concentrations of reldesemtiv at the sampled time points during the study. Exploratory endpoints measured included the effect of reldesemtiv versus placebo on self-assessments of respiratory function made at home by the patient with help as needed by the caregiver; disease progression through quantitative measurement of speech production characteristics over time; disease progression through quantitative measurement of handwriting abilities over time; and the change from baseline in quality of life (as measured by the ALS Assessment Questionnaire-5) in patients on reldesemtiv.

In FORTITUDE-ALS, reldesemtiv did not achieve statistical significance for a pre-specified dose-response relationship in its primary endpoint of change from baseline in SVC after 12 weeks of dosing (p=0.11). Similar analyses of ALSFRS-R and slope of the Muscle Strength Mega-Score yielded p-values of 0.09 and 0.31, respectively. However, patients on all dose groups of reldesemtiv declined numerically less than patients on placebo for SVC and ALSFRS-R, with larger differences emerging over time.

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

The incidence of early treatment discontinuations, serious adverse events and clinical adverse events in FORTITUDE-ALS were similar between placebo and active treatment arms. The most common clinical adverse effects in the trial included fatigue, nausea and headache. The leading cause for early termination from FORTITUDE-ALS for patients who received placebo was progressive disease; the leading cause for early termination for patients who received reldesemtiv was a decline in cystatin C based eGFR, a measure of renal function. Elevations in transaminases and declines in cystatin C eGFR were dose-related.

Post-hoc analyses from FORTITUDE-ALS demonstrated that, in the combined middle and faster progressing tertiles of patients, the decline in the ALSFRS-R total score from baseline to week 12 in patients who received any dose of reldesemtiv was significantly smaller than the decline on placebo, while no significant difference between reldesemtiv and placebo was observed in slower progressing patients.

Additional post-hoc analyses from FORTITUDE-ALS evaluated how baseline patient characteristics impacted the effect of treatment with reldesemtiv versus placebo. When patients were divided into faster, middle and slower progressing tertiles based on pre-study ALSFRS-R progression rates, the middle and fastest progressing tertiles of patients combined showed a 27% difference at 12 weeks between patients receiving reldesemtiv versus placebo (1.15 ALSFRS-R points, p=0.011), compared to 18% (0.4 points; p=0.43) in the slowest progressing tertile. In general, patients with a longer symptom duration were slower progressors; 59% of those with SD >24 months were in the slowest tertile. Most patients who were minimally affected with an ALSFRS-R ≥45 at baseline were also slow progressors. In comparing the treatment effect of slow progressing patients with symptoms ≤24 months and a baseline ALSFRS-R score of ≤44 to the original primary analysis population, the effect size and statistical significance increased, despite reducing the number of analyzed patients. In an analysis of the total study population (n=458), combining all patients who received reldesemtiv and comparing to those who received placebo, the change from baseline to week 12 in the ALSFRS-R total score showed a LSM difference of 0.87 (p=0.013). However, limiting the analysis population to patients with symptoms ≤24 months and a baseline ALSFRS-R score of ≤44 (n=272), the LSM difference was 1.84 (p=0.0002). Together, these post-hoc analyses indicate that the impact of treatment with reldesemtiv was more apparent in patients with faster pre-study rates of progression, which include patients with short symptom duration and lower baseline ALSFRS-R scores.

A subgroup analyses of FORTITUDE-ALS showed that the effect of reldesemtiv on patients with ALS was similar whether or not patients were also receiving RADICAVA® (edaravone) and/or RILUTEK® (riluzole).

COURAGE-ALS

COURAGE-ALS is the Phase 3 clinical trial of reldesemtiv in patients with ALS, which is currently open for enrollment. COURAGE-ALS has enrolled over 450 patients or more than three-quarters of our target patient enrollment with a goal to enroll approximately 555 patients with ALS. Patients will be randomized 2:1 to receive 300 mg of reldesemtiv or matching placebo dosed orally twice daily for 24 weeks, followed by a 24-week period in which all patients will receive 300 mg of reldesemtiv twice daily. Eligible patients will be within the first two years of their first symptom of muscle weakness, have a vital capacity of ≥65% predicted, and a screening ALSFRS-R ≤44. Patients currently taking stable doses of RADICAVA® (edaravone) and/or RILUTEK® (riluzole) will be permitted and randomization stratified accordingly. The primary efficacy endpoint will be change from baseline to 24 weeks in ALSFRS-R. Secondary endpoints include combined assessment of ALSFRS-R total score; time to onset of respiratory insufficiency and survival time up to week 24 using a joint rank test; change from baseline to 24 weeks for vital capacity; ALSAQ-40; and bilateral handgrip strength. Two unblinded interim analyses by the DMC are planned. The first will assess for futility, 12 weeks after approximately one-third or more of the planned sample size is randomized. A second interim analysis will also assess for futility, and there will be an option for a fixed increase in total enrollment if necessary to augment the statistical power of the trial. This Phase 3 clinical trial design builds on insights gained from FORTITUDE-ALS, further exploring the hypothesis that fast skeletal muscle activation with reldesemtiv may be an important therapeutic strategy in ALS.

On October 10, 2022, we announced that the DMC for COURAGE-ALS, recently convened to conduct the first planned interim analysis of this ongoing Phase 3 clinical trial which assessed for the potential of futility. The DMC reviewed unblinded data from COURAGE-ALS and recommended that conduct of the clinical trial of reldesemtiv continue. The first interim analysis was triggered twelve (12) weeks after approximately one-third or more of the intended number of patients were randomized to participate in COURAGE-ALS. A second interim analysis, which is anticipated to occur in the first half of next year, will also assess for potential futility and will also allow for a fixed increase in total enrollment, if deemed necessary, to augment the statistical power of the trial.

COURAGE-ALS OLE

COURAGE-ALS OLE is an open-label extension clinical study designed to assess the long-term safety and tolerability of reldesemtiv in people with ALS. Patients will be eligible for COURAGE-ALS OLE after completing their participation in COURAGE-ALS. COURAGE-ALS OLE is currently enrolling patients.

Astellas Revenue Interest

Reldesemtiv was developed as part of our previous collaboration with Astellas. Under our Fast Skeletal Regulatory Activator Agreement with Astellas, which we refer to as the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with our Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. In exchange, we will pay Astellas a low- to mid- single digit royalty on sales of reldesemtiv in the United States, Canada, United Kingdom and the E.U. until the later of (i) ten years following the first commercial sale of such product in a major market country, or (ii) December 31, 2034, subject to certain royalty reduction provisions. We will not owe Astellas royalties on sales of reldesemtiv in any other country.

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

Manufacturing Resources and Product Supply

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

We have established relationships with leading contract manufacturers in North America and Western Europe for the manufacture and supply of active pharmaceutical ingredients and finished drug product for use in our clinical trials. Clinical trial materials sourced from contract manufacturers generally have longer lead times than commercial product, have a higher cost per unit as a result of smaller batch sizes, and may be more difficult to manufacture to necessary specifications. As a result, we endeavor to seek contract manufacturers with proven manufacturing capabilities and quality standards whom we can rely on for timely supply. For our portfolio of small molecules, we continue to expand our network through well-established and reputable third-party contract manufacturers for our CMC development and manufacturing that have good regulatory standing, suitable manufacturing capabilities and capacities. These third parties must comply with applicable regulatory requirements, including FDA’s cGMP, the E.U.’s Guidelines on Good Distribution Practice (cGDP), as well as other stringent regulatory requirements enforced by the FDA or foreign regulatory agencies, as applicable, and are subject to routine inspections by such regulatory agencies. In addition, through our third-party contract manufacturers and data service providers, we continue to provide serialized commercial products as required to comply with the Drug Supply Chain Security Act.

We monitor and evaluate the performance of our third-party contract manufacturers on an ongoing basis for compliance with these requirements and to affirm their continuing capabilities to meet both our commercial and clinical needs. We employ highly skilled personnel with both technical and manufacturing experience to diligently manage the activities at our third-party contract manufacturers and other supply chain partners, and our quality department audits them on a periodic basis.

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

Competition

There are many companies focused on the development of small molecules for the treatment HFrEF, HCM, ALS and other diseases that our drugs are intended to treat. Our competitors and potential competitors include major pharmaceutical and biotechnology companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, deeper regulatory expertise and more extensive product manufacturing and commercial capabilities than we do, which may afford them a competitive advantage.

Competition for Omecamtiv Mecarbil

We believe the principal competition for omecamtiv mecarbil, if ultimately approved for sales and marketing by FDA and/or other regulatory agencies for the treatment of HFrEF includes generic drugs, such as milrinone, dobutamine or digoxin, categories of generic therapies, including beta-blockers, angiotensin-converting enzyme (ACE) inhibitors, angiotensin receptor blockers (ARBs), Mineralocorticoid receptor antagonists (MRAs), and branded drugs such as Corlanor® (ivabradine), Entresto® (sacubitril/valsartan) and Verquvo® (vericiguat). omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by, but not limited to, Novartis AG, Merck & Co., Inc., Bayer AG, AstraZeneca PLC and Bristol-Myers Squibb Company. omecamtiv mecarbil may also compete with currently approved drugs, such as in the SGLT2 inhibitor class, that have either expanded or are planning to expand their labels to include treatment of patients with heart failure, including Forxiga® (dapagliflozin), Invokana® (canagliflozin), and Jardiance® (empagliflozin). The competitive landscape for HFrEF is already crowded and evolving rapidly, especially given the addition of SGLT2 inhibitors as AHA/ACC/HFSA guideline directed medical therapy for HFrEF. SGLT2 inhibitors have steadily gained market share over the previous two years. In addition, there are a number of medical devices both marketed and in development for the potential treatment of patients living with heart failure.

We believe that our ability to successfully compete will depend on, among other things:

•
efficacy, safety and reliability of omecamtiv mecarbil, both alone and in combination with other therapies;
•
the timing and scope of regulatory approval;
•
our ability to manufacture and sell commercial quantities of omecamtiv mecarbil product to the market;
•
our ability to successfully commercialize omecamtiv mecarbil and secure coverage and adequate reimbursement with affordable patient copay in approved indications;
•
product acceptance by physicians and other health care providers;
•
if required in connection to regulatory approval by FDA and/or other regulatory authorities, the availability of an antibody-based immunoassay to timely and properly perform blood tests for omecamtiv mecarbil concentration levels on patients to whom omecamtiv mecarbil is prescribed;
•
price competition, particularly of generic products;
•
protection of our intellectual property, including our ability to enforce our intellectual property rights against potential generic competition; and
•
the availability of substantial capital resources to fund development and commercialization activities.

Competition for Aficamten

If aficamten is approved for sales and marketing by the FDA or other regulatory authorities for the treatment of HCM, we believe it will likely compete with Camzyostm (mavacamten), a first in class cardiac myosin inhibitor marketed by Bristol Myers Squibb. In addition to Camzyostm, other companies, including but not limited to Novartis AG, Eli Lilly, Boehringer Ingelheim, Gilead, Edgewise Therapeutics, Imbria and Tenaya Therapeutics, are conducting clinical trials and pre-clinical activities in HCM and could complete with aficamten.

As a condition to its FDA approval, Camzyostm is subject to a REMS program that may be slowing its market uptake. We cannot predict whether FDA will impose a similar REMS program as a condition to a potential, future approval of aficamten or whether the FDA will alter or lessen the REMS program for Camzyostm altering the competitive landscape. Despite the challenges associated with a REMS program, Bristol Myers Squibb has been able to enroll many physicians in its training program and has been able to start new patients on therapy. We expect that this will increase over time with more experience with this class of drugs.

We believe that our ability to successfully compete will depend on, among other things:

•
efficacy, safety and reliability of aficamten, both alone and in combination with other therapies;
•
the timing and scope of regulatory approval;
•
our ability to complete clinical development and obtain regulatory approval for aficamten;
•
the imposition by FDA or other regulatory authorities of a REMS program that is less burdensome to healthcare providers and patients than the REMS program that Camzyostm is subject to;
•
our ability to manufacture and sell commercial quantities of aficamten product to the market;
•
our ability to successfully commercialize aficamten and secure coverage and adequate reimbursement in approved indications;
•
product acceptance by physicians and other health care providers;
•
protection of our intellectual property, including our ability to enforce our intellectual property rights against potential generic competition; and
•
the availability of substantial capital resources to fund development and commercialization activities.

Competition for Reldesemtiv

If reldesemtiv is approved for sales and marketing by the FDA or other regulatory authorities for the treatment of ALS, we believe it will likely compete with Radicavatm (edaravone), marketed by Mitsubishi Tanabe Pharma Corporation, and Relyvriotm (AMX0035), marketed by Amylyx Pharmaceuticals. These are the first two FDA approved drugs for the treatment of ALS since riluzole in 1995. In addition, we may then also compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to, AB Science, AKAVA Therapeutics, Alexion Pharmaceuticals, BrainStorm Cell Therapeutics, Biogen, Biohaven Pharmaceuticals, Ferrer, Ionis, Medicinova, Inc., Orphazyme, Revalesio Corporation and Seelos Therapeutics. The dearth of approved products and the remaining significant unmet need in ALS has created a strong demand within the ALS community for additional new therapies that slow the decline in the disease or maintain the function of patients living with this disease. Therefore, we have seen a trend of significant new patient starts for new therapies that become approved.

We believe that our ability to successfully compete will depend on, among other things:

•
efficacy, safety and reliability of reldesemtiv, both alone and in combination with other therapies;
•
the timing and scope of regulatory approval;
•
our ability to complete clinical development and obtain regulatory approval for reldesemtiv;
•
our ability to manufacture and sell commercial quantities of reldesemtiv product to the market;
•
our ability to successfully commercialize reldesemtiv and secure coverage and adequate reimbursement in approved indications;
•
product acceptance by physicians and other health care providers;
•
protection of our intellectual property, including our ability to enforce our intellectual property rights against potential generic competition; and
•
the availability of substantial capital resources to fund development and commercialization activities.

Intellectual Property Resources

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2022, we owned, co-owned or licensed 73 issued U.S. patents, over 650 issued patents in various foreign jurisdictions, and over 430 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

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
•
performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication in accordance with GCP;
•
submission of a NDA to the FDA, which must usually be accompanied by payment of a substantial user fee;
•
satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with cGMP regulations and FDA audits of select clinical investigator sites to assess compliance with GCP; and
•
FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

Similar regulatory procedures generally apply in countries outside of the United States. This testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Non-clinical tests include laboratory evaluation of product chemistry, formulation and stability, and studies to evaluate toxicity and pharmacokinetics in animals. The results of non-clinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects may be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND or a foreign equivalent, or those of our collaborators, may not result in authorization from the FDA or its foreign equivalent to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent IRB or its foreign equivalent for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or their foreign equivalents, or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Health care providers in the United States, including research institutions from which we or our partners obtain patient information, are subject to privacy rules under the Health Insurance Portability and Accountability Act of 1996 and state and local privacy laws. In the E.U., these entities are subject to the Directive 95/46-EC of the European Parliament on the protection of individuals with regard to the processing of personal data and individual E.U. member states implementing additional legislation. The General Data Protection Regulation (E.U.) 2016/679 is a regulation in E.U. law on data protection and privacy for all individuals within the E.U. and the EEA. Other countries have similar privacy legislation. We could face substantial penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied the applicable privacy laws. In addition, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our partners and may impose restrictions on the use and dissemination of individuals’ health information and use of biological samples.

New Drug/Marketing Approval Application. The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. In addition, the FDA may require that a proposed REMS, be submitted as part of the NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. Similar, and in some cases additional, requirements apply in foreign jurisdictions for marketing approval applications for drugs in those jurisdictions. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA often, but not always, follows the advisory committee’s recommendations. The FDA may also require preapproval inspections of manufacturing operations and clinical trial sites during the course of NDA review, and findings arising from any of these inspections may delay or prevent the approval of the NDA. The FDA may deny approval of an NDA by issuing a CRL if the applicable regulatory criteria are not satisfied, or it may require additional clinical data, including data in a pediatric population, or an additional Phase 3 clinical trial or impose other conditions that must be met in order to secure final approval for an NDA.

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

Special Protocol Assessment. A sponsor may request an SPA agreement with FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. Even if the FDA agrees to the design, execution and analyses proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement if public health concerns emerge that were unrecognized at the time of the SPA agreement, or a substantial scientific issue essential to determining safety or efficacy is identified after testing has begun. An SPA does not guarantee that an NDA will be approved.

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

Health Care Reform. Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry. In particular, in March 2010, the ACA, was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Moreover, in the United States, there have been several recent Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in August 2022, the IRA was signed into law, which, among other things, includes prescription drug provisions that may impact product pricing including the potential for net price reductions and/or the ability to increase price beyond the level of inflation over the lifecycle of our products, and/or may increase our rebate obligation to Medicare. Provisions include a requirement that the HHS negotiate drug prices for single-source brand-name drugs and biologics that are among the 50 drugs with the highest total Medicare Part D spending. The law establishes a maximum fair price, outlines the process by which the Secretary of HHS will identify drugs for negotiations, and establishes non-compliance penalties for manufacturers. The Act implements inflation rebates in Medicare when a drug’s Average Manufacturer Price (AMP, in Part D) or Average Sale Price (ASP, in Part B) rises faster than the inflation index (CPI-U). In addition, the Part D drug benefit caps beneficiary spending at $2,000, eliminates the coverage gap for patients, and modifies, beginning in 2025, liabilities for drug manufacturers by replacing the 70% discount in the Coverage gap with a 10% discount in the Initial Coverage phase and a 20% discount in the Catastrophic phase. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

Coverage and Reimbursement. Our ability to commercialize any of our products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products and will be available from third-party payors. Even if we obtain coverage for a given drug product, the associated reimbursement rate may not be adequate to cover our costs, including research, development, intellectual property, manufacture, sale and distribution expenses, or may require co‑payments that patients find unacceptably high. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third‑party payors in the U.S. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a product is safe, effective and medically necessary; and neither cosmetic, experimental nor investigational. To support securing coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our approved products. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time‑consuming and costly. Further, coverage policies and third party reimbursement rates may change at any time.

Cytokinetics Human Capital

As of December 31, 2022, we had 409 employees and 167 consultants. 28 of those employees have more than 10 years tenure with us and 78 have over 5 years of service. In 2022, employee turnover was 9%, which we believe is a lower attrition rate compared to the industry.

We are committed to fostering and maintaining a culture that engenders collaboration and teamwork, inclusion, respect, transparency and candor. We provide our employees with an array of professional development resources and tools to support their learning, growth and development opportunities. We were honored to be recognized as a San Francisco Times Best Place to Work and Great Places to Work in 2022.

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

We are going into our third year of implementing a Diversity, Equity, Inclusion and Respect program and are fully committed across all aspects of our organization including recruiting and hiring, development and promotion practices. Employees identifying as ethnic or racial minorities held 43% of director-level and above positions. Employees identifying as women held 44% of director-level and above positions.

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

In the conduct of our business activities, we are taking actions designed to protect the safety of patients and healthcare professionals. For patients already enrolled in our clinical trials, we and our partners are working closely with study investigators and clinical trial site staff to continue treatment in compliance with trial protocols and to uphold trial integrity, while working to observe government and institutional guidelines designed to safeguard the health and safety of patients and site staff.

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

Risks Specific to our Company in connection with our Research and Development Activities

We recently received a CRL from FDA in response to our NDA for omecamtiv mecarbil. The CRL stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. No assurance can be given that we will be able to address any of the deficiencies noted in the CRL and/or obtain FDA approval of our NDA for omecamtiv mecarbil.

On February 28, 2023, we announced that we received a CRL from the FDA’s Division of Cardiology and Nephrology regarding our NDA for omecamtiv mecarbil for the treatment of HFrEF. According to the CRL, GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. In addition, FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. FDA’s decision to issue a CRL follows an FDA Cardiovascular and Renal Drugs Advisory Committee’s vote of 8 to 3 in December 2022 that the benefits of omecamtiv mecarbil do not outweigh its risks for the treatment of HFrEF.

We expect to request a meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil in the United States. However, we have no plans to conduct an additional clinical trial of omecamtiv mecarbil. No assurance can be given that we will be able to address any of the deficiencies noted in the CRL and/or obtain FDA approval of our NDA for omecamtiv mecarbil.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, including aficamten and reldesemtiv, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the satisfaction of FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. We or our partners will need to demonstrate efficacy in clinical trials for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet met the safety and efficacy standards required for regulatory approval for commercialization and they may never do so. For example, the CRL we received on February 28, 2023 in connection to our NDA for omecamtiv mecarbil stated the results of GALACTIC-HF are not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF.

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

We have observed certain adverse events in the clinical trials conducted with our drug candidates. Moreover, clinical trials of reldesemtiv and aficamten enroll patients who typically suffer from serious diseases which put them at increased risk of death. These patients may die while receiving our drug candidates. In such circumstances, it may not be possible to exclude with certainty a causal relationship to our drug candidate, even though the responsible clinical investigator may view such an event as not study drug-related.

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

Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. For example, our NDA for omecamtiv mecarbil for the treatment of HFrEF resulted in a CRL notwithstanding the fact that the GALACTIC-HF clinical trial of over 8,000 patients met its primary efficacy endpoint. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process, and the guidance and advice issued by such agencies is subject to change at any time. Despite the time and efforts exerted, failure can occur at any stage, and we may encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. For example, the CRL we received from FDA in connection with our NDA for omecamtiv mecarbil stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In addition, the FDA may require that a proposed REMS be submitted as part of an NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

•
they might determine that a drug candidate is not safe or effective;
•
they might not find the data from non-clinical testing and clinical trials sufficient and could request that additional trials be performed;

•
they might not approve our, our partner’s or the contract manufacturer’s processes or facilities; or
•
they might change their approval policies or adopt new regulations.

Even if we receive regulatory approval to manufacture and sell a drug in a particular regulatory jurisdiction, other jurisdictions’ regulatory authorities may not approve that drug for manufacture and sale. Moreover, the refusal of one regulatory authority to approve one of our drug candidates may influence the decision-making of another regulatory authority in a different jurisdiction in a manner that is adverse to us. For example, FDA's recent CRL in response to our NDA for omecamtiv mecarbil may influence EMA to decline to approve our MAA for omecamtiv mecarbil in the E.U. or other regulatory authorities in other jurisdictions to decline to approve our potential marketing applications for omecamtiv mecarbil in such other jurisdictions.

If we or our partners fail to receive and maintain regulatory approval for the sale of any drugs resulting from our drug candidates, it would significantly harm our business and negatively affect our stock price.

Our clinical trials are expensive, time-consuming and may be subject to delay.

Clinical trials are subject to rigorous regulatory requirements and are very expensive, difficult and time-consuming to design and implement. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use of the drug candidate and safety concerns. Clinical trials of our current drug candidates can each continue for several more years. However, the clinical trials for all or any of our drug candidates may take significantly longer to complete. In addition, as is the case for omecamtiv mecarbil given the CRL requirement to perform an additional Phase 3 clinical trial, the time and expense associated with an additional clinical trial may limit the commercial returns given the eventual loss of market exclusivity. The commencement and completion of our or our partners’ clinical trials could be delayed or prevented by many factors, including, but not limited to:

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

Disease outbreaks and epidemics in regions where we, our partners or other third parties on which we rely have manufacturing facilities, clinical trial sites or other important operations or pandemics such as the COVID-19 pandemic could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of third-party manufacturers and CROs upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. In this regard, the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on business and commerce, as significant reductions in business-related activities have occurred, supply chains have been disrupted and manufacturing and clinical development activities have been curtailed or suspended.

In addition, our clinical trials or those conducted by our partners may continue to be adversely affected by the COVID-19 pandemic. For example, although we do not believe it will impact our ability to fully enroll SEQUOIA-HCM in a timely fashion, due to the current COVID-19 outbreak in China, enrollment of patients in SEQUOIA-HCM in China has been adversely affected. Clinical site initiation, conduct, and patient enrollment has been and may continue to be delayed due to prioritization of medical resources toward the COVID-19 pandemic and restrictions on the ability to travel. It may not be possible to carry out some aspects of clinical trial protocols if quarantines or other restrictions impede patient movement or interrupt healthcare services. It may be necessary to suspend enrollment at some or all clinical trial sites to comply with shelter in place orders, and to reduce the risk to patients, their caretakers, and healthcare providers from contracting COVID-19. Patients may refuse home healthcare visits, particularly in medically vulnerable patient populations. Similarly, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 but also may be pulled into clinical care and away from clinical research, may adversely impact our or our partner’s clinical trial operations. Further, our clinical trial patients who contract COVID-19 may (i) experience unexpected adverse medical events that could be wrongfully attributable to our investigational drugs, and (ii) experience endpoint events because of COVID-19 that could confound the interpretation of data and results relating to our investigational drugs arising from our clinical trials. Other key clinical trial activities, such as clinical trial site data monitoring and site inspections, may also be adversely affected due to limitations on travel imposed or recommended by governmental authorities, which may impact the integrity of subject data and clinical study endpoints. Finally, disruptions in our supply chain due to loss of the ability of sites to dispense study drug, travel and import/export restrictions or lack of raw materials may result in an interruption, or delays in receiving, supplies of our drug candidates from our contract manufacturing organizations or study sites, which in turn may also adversely affect our clinical trials.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continued pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

The failure to successfully develop, validate and obtain regulatory clearance or approval of an antibody-based immunoassay for plasma concentrations of omecamtiv mecarbil could harm our development and commercialization strategy for omecamtiv mecarbil in the United States.

In connection with our NDA for omecamtiv mecarbil, FDA may as a condition to approval require that patients treated with omecamtiv mecarbil have their blood monitored during titration for concentrations of the drug in order to ensure optimized dosing that maximizes benefits without undue increased risk. To address such a requirement, we would need to enter into an agreement with a suitable partner to develop and operationalize an antibody-based immunoassay, and no assurance can be given that we will identify a suitable partner with the necessary expertise and capabilities, agree to contractual terms that are advantageous to us, or that such partner will in fact commercialize the test in a manner that is supportive of our development and commercialization efforts for omecamtiv mecarbil. Moreover, even if we were able to identify such a partner and to reach an acceptable agreement therewith, the development of an antibody-based immunoassay may be complex from an operational and regulatory perspective. Such an immunoassay could require regulatory clearance by FDA as a companion diagnostic device and no assurance that such regulatory clearance will be obtained.

The failure to successfully develop, validate and obtain regulatory clearance or approval of an antibody based immunoassay for plasma concentrations of omecamtiv mecarbil could be required by EMA for approval of our MAA in the E.U. and as a result could delay our development and commercialization strategy for omecamtiv mecarbil in the E.U. and other countries of the EEA.

EMA may require the use of an antibody-based immunoassay that is comparable to the one developed by Microgenics Corporation, an affiliate of Thermo Fisher, and utilized in GALACTIC-HF as a condition to approval of our MAA for omecamtiv mecarbil. We currently have no agreement in place with Microgenics Corporation or any other company to develop or commercialize an immunoassay that is comparable to the one utilized in GALACTIC-HF. No assurance can be given that we will identify a suitable partner with the necessary expertise and capabilities, agree to contractual terms that are advantageous to us, or that such partner will in fact commercialize the test in a manner that is supportive of our commercialization efforts for omecamtiv mecarbil in the European Union and the other members of the EEA. Moreover, even if we were able to identify such a partner and to reach an acceptable agreement therewith, the development of an antibody-based immunoassay may be complex from an operational and regulatory perspective. Such an immunoassay would require regulatory clearances by the appropriate regulatory authorities in Europe and no assurance that such regulatory clearances will be obtained.

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

Moreover, in the event any of our competitors were to develop their own drug candidates that have a similar mechanism of action to any of our drug candidates and compounds, any efficacy or safety concerns identified during the development of such similar drug candidates may have an adverse impact on the development of our own drug candidates. For example, if a competitor's drug candidate having a similar mechanism of action as any of our own drug candidates is shown in clinical trials to give rise to serious safety concerns or have poor efficacy when administered to the target patient population, the FDA or other regulatory bodies may subject our drug candidates to increased scrutiny, leading to additional delays in development and potentially decreasing the chance of ultimate approval of our own drug candidates.

We have been granted orphan designation by the FDA and EMA for reldesemtiv for the potential treatment ALS and orphan designation by the FDA for aficamten for the potential treatment of symptomatic HCM; however, there can be no guarantee that we will receive orphan approval for reldesemtiv or aficamten, nor that we will be able to prevent third parties from developing and commercializing products that are competitive to reldesemtiv or aficamten.

We have been granted orphan drug designation in the U.S. by the FDA for reldesemtiv for the potential treatment of ALS and for aficamten for the potential treatment of symptomatic HCM. In the U.S., upon approval from the FDA of an NDA, products granted orphan drug designation are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA will generally not approve applications for other product candidates that contain the same active ingredient for the same orphan indication. Even if we are the first to obtain approval of an orphan product and are granted such exclusivity in the U.S., there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

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

Fast Track Designation is an FDA process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. The purpose of the program is to make important new drugs available to the patient earlier. Filling an unmet medical need is defined as providing a therapy where none exists or providing a potential improvement upon the current standard of care. Once a drug candidate receives Fast Track Designation, early and frequent communication between the FDA and the sponsor is encouraged throughout the entire drug development and review process. The frequency of communication assures that questions and issues are resolved quickly, often leading to earlier drug approval and access by patients.

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

Risks Specific to our Company in connection with our Commercial Operations

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

We currently have limited interactions and relationships with payors. Over time, we anticipate that our drugs will be adopted by our patients as indicated by the labels once they are approved by regulatory authorities. To achieve this adoption, our drugs will need to be covered and listed in formularies of major pharmacy benefit managers and payors in the U.S. These major pharmacy benefit managers and payors include Medicare, Medicaid, VA, DoD, TriCare, and other commercial payors with whom we have had limited interactions. The process to achieve coverage with pharmacy benefit managers and payors can be time consuming, is not guaranteed and if achieved can impact profitability given the level of rebates often required.

Specifically in relation to omecamtiv mecarbil, even if such drug candidate is ultimately approved by the FDA or other regulatory authorities for commercialization, it may not become a guideline-directed medical therapy for heart failure or it may not reach such status in a timely manner upon commercialization, which may adversely impact its sales prospects. Furthermore, we assume omecamtiv mecarbil will have a disproportionally larger share of Medicare patients relative to commercial and other payors. Overall coverage could be delayed given Medicare’s defined bid timelines for inclusion in the Medicare Part D formulary. In addition, the rebate levels we may have to offer to pharmacy benefit managers and payors to be included in their formularies may also impact the profitability of omecamtiv mecarbil.

Moreover, pricing of our drug candidates, if approved by the FDA or other regulatory authorities for commercialization, may be impacted by cost-effectiveness and economic analyses by a Health Technology Assessment organization such as the Institute for Clinical and Economic Review, or ICER, an independent non-profit research institute that produces reports analyzing the evidence underlying the effectiveness and value of drugs and other medicinal services. ICER assessments and recommended pricing based on cost-effectiveness may affect our ability to obtain favorable pricing terms with Medicare, Medicaid, VA, DoD, TriCare, and other commercial payors. For example, in November 2021, ICER published its final evidence report and policy recommendations related to Camzyostm (mavacamten), a small molecule myosin inhibitor being developed by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.) that has a similar mechanism of action to aficamten. The report concluded that a majority of contributing panelists found that current evidence was not adequate to demonstrate a net health benefit for Camzyostm (mavacamten) added to background therapy when compared to background therapy alone or a net health benefit of Camzyostm (mavacamten) when compared to disopyramide. Moreover, ICER’s final report concluded that modeling short-term clinical benefits of Camzyostm (mavacamten) over a longer time period produces a health-benefit price benchmark index for Camzyostm (mavacamten) between $12,000-$15,000 per year, significantly lower than the $94,870 annual list price at launch that Bristol-Myers Squibb Company has indicated. Whilst not binding on Medicare, Medicaid, VA, DoD, TriCare, and other commercial payors, or indicative of the net health benefits, ICER could conclude for aficamten a similar conclusion that could adversely impact our ability to obtain favorable pricing.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates and rely on CMOs for the manufacture of finished drug product and active pharmaceutical ingredient. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale.

In addition, under the Ji Xing Agreements, we have committed to providing Ji Xing with supply of aficamten and omecamtiv mecarbil for development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan, which we will have to source from our contract manufacturers. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials, and to fulfil our obligations under the Ji Xing Agreements.

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

Risks Specific to our Company in connection with our Intellectual Property

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

Financial Risks

We have a history of significant losses and may not achieve or sustain profitability and, as a result, you may lose part or all of your investment.

We have generally incurred operating losses in each year since our inception in 1997, due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our drug candidates are all in early through late-stage clinical testing, and we must conduct significant additional clinical trials before we and our partners can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur increasing losses for at least several more years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose part or all of your investment.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, the organizational scale up and associated expenditures with commercial readiness activities to launch approved drugs combined with the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than through loans under the RP Loan Agreement with RPDF, potential additional revenue interest sale proceeds under the RP Aficamten RPA, and reimbursements, milestone and royalty payments that we may receive under our agreements with Ji Xing. We may not receive any further funds under any of these agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us, and if we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities, and our stock price may be negatively affected.

We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for at least several years, if ever.

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective, covered by insurance or government sponsored medical plans, and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our clinical-stage drug candidates include omecamtiv mecarbil for the potential treatment of heart failure, reldesemtiv for the potential treatment of ALS and potentially other indications associated with muscle weakness, and aficamten for the potential treatment of HCM and potentially other indications. We cannot be certain that the clinical development of our current or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. For example, our NDA for omecamtiv mecarbil for the treatment of HFrEF resulted in a CRL notwithstanding the fact that GALACTIC-HF met its primary efficacy endpoint, and that the results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. Our commercial revenues, if any, will be derived from sales of drugs that may not be commercially marketed for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes, the 2027 Notes and the RP Loan Agreement.

As of December 31, 2022, we had $611.1 million aggregate principal amount of indebtedness, comprised of $50.0 million under the RP Loan Agreement, $21.1 million under our 2026 Notes, and $540.0 million under our 2027 Notes.

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
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness and our cash needs may increase in the future. In addition, any required repurchase of the Convertible Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for us in our business. Further any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

Covenants in the RP Loan Agreement, the RP Aficamten RPA, the RP OM RPA, and the indentures related to our Convertible Notes restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. Our operations may not provide sufficient cash to meet our debt repayment obligations.

The RP Loan Agreement, the RP Aficamten RPA, the RP OM RPA, and the indentures related to the Convertible Notes require that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, the RP Aficamten RPA and the RP OM RPA contain certain covenants applicable to us, including among other things, development and commercialization diligence obligations in connection to aficamten and omecamtiv mecarbil and reporting obligations, which could also restrict our business and operations, particularly in connection to our development and commercialization of aficamten and omecamtiv mecarbil.

Our failure to comply with any of the covenants could result in a default under the RP Loan Agreement, the RP Aficamten RPA, the RP OM RPA, or the indentures related to the Convertible Notes, which could permit the counterparties to declare all or part of any outstanding borrowings or other payment obligations to be immediately due and payable and/or enforce any outstanding liens against our assets.

We have no rights to repurchase the revenue interests in omecamtiv mecarbil or aficamten sold to RPFT or RPI ICAV respectively, thereby limiting our ability to eliminate future applicability of the covenants contained in the RP OM RPA and the RP Aficamten RPA, and although we do have voluntary prepayment rights under the RP Loan Agreement, any voluntary prepayment rights will require that we pay RPDF 190% of the principal amount of amounts disbursed to us as tranche 1, tranche 4 and tranche 5 loans and 200% for tranche 2 and tranche 3 loans, thereby making it potentially disadvantageous to voluntarily prepay RPDF prior to the final maturity date applicable to loans outstanding under the RP Loan Agreement.

In addition, certain provisions in the 2026 Notes, the 2027 Notes and the related indentures could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change under our indenture, then noteholders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change under our indenture, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the related Indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

As a result of FDA's CRL in response to our NDA for omecamtiv mecarbil, we do not expect to satisfy the conditions for the availability of disbursement of the $50 million tranche 2 and $25 million tranche 3 term loans under the RP Loan Agreement.

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

Under the terms of the Ji Xing Agreements, Ji Xing will be responsible for the development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan. The timing and amount of any milestone and royalty payments we may receive under the Ji Xing Agreements will depend in part on the efforts and successful commercialization of aficamten and omecamtiv mecarbil by Ji Xing. We do not control the individual efforts of Ji Xing, and any failure by Ji Xing to devote sufficient time and effort to the development and commercialization of aficamten or omecamtiv mecarbil or to meet its obligations to us, including for future milestone and royalty payments; or to adequately deploy business continuity plans in the event of a crisis, or to satisfactorily resolve significant disagreements with us could each have an adverse impact on our financial results and operations. We will also depend on Ji Xing to comply with all applicable laws relative to the development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan. If Ji Xing were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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

Our ability to use our federal and state NOLs to offset potential future taxable income and reduce related income taxes depends upon our generation of future taxable income. We cannot predict with certainty when, or whether, we will generate sufficient taxable income to use our NOLs.

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

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this comprehensive tax legislation resulted in an overall reduction in our deferred tax assets, and our business and financial condition could still be adversely affected as additional guidance and regulations are issued with respect to the original tax law change. In addition, it is uncertain if and to what extent various states will conform to this comprehensive tax legislation, and states may enact suspensions or limitations on the use of net operating losses and tax credits. The impact of the 2017 tax legislation on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this comprehensive tax legislation and the potential tax consequences of investing in or holding our common stock.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

If material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we would receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline. To the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, or if our independent registered public accounting firm is unable to express an opinion or expresses an adverse opinion on the effectiveness of our internal controls in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

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

Legal and Compliance Risks

Recently enacted laws, including the Inflation Reduction Act, or IRA, and potential future legislation may increase the difficulty and cost for us to obtain regulatory approval of, and to commercialize our products and affect the prices we may obtain upon commercialization.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the ACA was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impacts the U.S. pharmaceutical industry. The ACA and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since its enactment, there have been executive, judicial and Congressional challenges to numerous elements of the ACA, as well as efforts to repeal or replace certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. It is possible that the ACA will be subject to executive, judicial, and Congressional challenges in the future. It is unclear how any such challenges will impact the ACA and our business. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system which may adversely affect our business in unpredictable ways.

In August 2022, the Inflation Reduction Act, or IRA, was signed into law, which, among other things, includes prescription drug provisions that may impact product pricing including the potential for net price reductions and/or the ability to increase price beyond the level of inflation over the lifecycle of our products, and/or may increase our rebate obligation to Medicare. Provisions include a requirement that the HHS negotiate drug prices for single-source brand-name drugs and biologics that are among the 50 drugs with the highest total Medicare Part D spending. The law establishes a maximum fair price, outlines the process by which the Secretary of HHS will identify drugs for negotiations, and establishes non-compliance penalties for manufacturers. The IRA implements inflation rebates in Medicare when a drug’s Average Manufacturer Price (AMP, in Part D) or Average Sale Price (ASP, in Part B) rises faster than the inflation index (CPI-U). In addition, the Part D drug benefit caps beneficiary spending at $2,000, eliminates the coverage gap for patients, and modifies, beginning in 2025, liabilities for drug manufacturers by replacing the 70% discount in the Coverage gap with a 10% discount in the Initial Coverage phase and a 20% discount in the Catastrophic phase.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. However, we cannot predict the timing or substance of proposals that may be adopted in the future, particularly in light of the difficulty of advancing legislation through Congress. The continuing efforts of governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare, including by imposing price controls, may adversely affect the demand and/or potential sales for our product candidates for which we obtain regulatory approval and our ability to set a price that we believe is fair for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the United States, the E.U. and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. In addition to the enactment of the IRA, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action.

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

•
HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program. HIPAA also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.
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

We may collect, process, use or transfer personal information from individuals located in the E.U. in connection with our business, including in connection with conducting clinical trials in the E.U. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the E.U. The collection and use of personal health data in the E.U. are governed by the provisions of the GDPR. This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the E.U. may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

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

General Risk Factors

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

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. As use of information technology systems has increased, deliberate attacks and attempts to gain unauthorized access to computer systems and networks have increased in frequency and sophistication. Our information technology, systems and networks are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. We are also potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. We have in the past and may in the future be subject to security breaches. For example, in February 2018, we discovered that our e-mail server suffered unauthorized intrusions in which proprietary business information was accessed. In addition, in December 2019, one of our employee’s email account suffered an unauthorized intrusion, leading to the submission and inadvertent payment of a fraudulent invoice in the amount of approximately one hundred thousand dollars. In December 2019, our IT systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. Finally, in September 2020, one of our employees’ email account suffered unauthorized access as result of a phishing incident, but we believe no sensitive information was accessed. Although we do not believe that we have experienced any material losses related to security breaches, including in three recent email “phishing” incidents or the ransomware attack, there can be no assurance that we will not suffer such losses in the future. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented measures to protect our data security and information technology systems, such measures may not prevent these events. Any such breaches of security and inappropriate access could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

In addition, as required by the revenue recognition standard, ASC 606, Revenue from Contracts with Customers, Revenue from Contracts with Customers, we disclose the aggregate unsatisfied amount of transaction price allocated to performance obligations as of the end of the reporting period. It is possible that analysts and investors could misinterpret our disclosure or that the terms of our research or license agreements or other circumstances could cause our methods for preparing this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.

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

We do not intend to seek to have the 2027 Notes rated by any rating agency. However, if one or more rating agencies rates the notes and assigns a rating that is lower than the rating that investors expect, or reduces their rating in the future, then the trading price of our common stock and the 2027 Notes could significantly decline.

In addition, market perceptions of our creditworthiness will directly affect the trading price of our common stock and the 2027 Notes. Accordingly, if a ratings agency rates any of our indebtedness in the future or downgrades or withdraws the rating, or puts us on credit watch, then the trading price of our common stock and the 2027 Notes will likely decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our material facilities consist of 234,892 square feet of leased office and laboratory space at 350 Oyster Point, South San Francisco, California. Our lease over this property expires in 2033.

We believe that these facilities are suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information for common stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “CYTK.” On February 27, 2023, the last reported sale price for our common stock was $42.98 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends.

Performance Graph

The comparisons in the table below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) The NASDAQ Composite Index, and (ii) The NASDAQ Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2017 in each of our common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the NASDAQ Biotechnology Index, and (b) the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date.

$100 investment in stock or index	12/31/2017	12/31/2018	12/31/2019	12/30/2020	12/31/2021	12/31/2022
Cytokinetics, Inc.	$100.00	$77.55	$130.18	$254.97	$559.26	$562.21
Nasdaq Composite Index	100.00	96.12	129.97	186.69	226.63	151.61
Nasdaq Biotechnology Index	100.00	90.68	112.81	141.78	140.88	125.52

Holders of Record

As of February 27, 2023, we had 47 holders of record of common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

ITEM 6. [RESERVED]

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

Our clinical-stage drug candidates are: omecamtiv mecarbil, a novel cardiac myosin activator, CK-136, a novel cardiac troponin activator, reldesemtiv, a novel FSTA and aficamten, a novel cardiac myosin inhibitor.

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

Collaborative Arrangements

We enter into collaborative arrangements with partners that typically include payment to us for one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products and (iv) research and development cost reimbursement. Each of these payments results in collaboration or other revenues. Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

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

For our collaboration agreements that include more than one performance obligation, such as a license and/or milestones combined with a commitment to perform research and development services, we make judgments to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate our progress each reporting period and, if necessary, adjust the measure of a performance obligation and related revenue recognition.

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

Research and Development Cost Reimbursements: Our joint programs with Astellas under the Astellas OSSA Agreement, and with Amgen under the Amgen Agreement (both of the Astellas OSSA Agreement and the Amgen Agreement having now been terminated), included promises of research and development services. We also entered into the Astellas FSRA Agreement on April 23, 2020. Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with our Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12.0 million. We determined that these services collectively were distinct from any licenses provided to Astellas and Amgen under such agreements, and as such, these services were accounted for as a separate performance obligation recorded over time. We recognized revenue for these services as the performance obligations are satisfied, which we estimated using internal research and development costs incurred.

Accrued Research and Development Expenditures

Clinical trial costs are a component of research and development expense. We accrue and expense clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research and manufacturing organizations and clinical sites. We determine the actual costs through monitoring patient enrollment, discussions with internal personnel and external service providers regarding the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Revenue Participation Right Purchase Agreements

We have entered into certain revenue participation right purchase agreements for omecamtiv mecarbil and aficamten with affiliates of Royalty Pharma, pursuant to which such affiliates purchased rights to royalties from certain revenue streams in exchange for consideration. We typically account for such agreements as debt to be amortized under the effective interest rate method over the life of the related royalty stream, when we have continuing involvement with the underlying R&D. We typically account for such agreements as deferred income to be amortized under the units-of-revenue method, when there is no continuing involvement with the underlying R&D.

Revenue participation right purchase agreements are recognized using significant unobservable inputs, such as probability of success of regulatory approval and estimated timing for regulatory approval. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. We will periodically assess the amount and timing of expected royalty payments and account for any changes in such estimates on a prospective basis.

Results of Operations

A discussion of our results of operations for the year ended December 31, 2020 and year-to-year comparisons between 2021 and 2020 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

Revenues

Our revenues since inception were primarily from our strategic alliances. We have not generated any revenue from commercial product sales to date.

Revenues in 2022, 2021, and 2020 were as follows (in thousands):

	Years Ended December 31,			Change
	2022	2021	2020	2022-2021	2021-2020
	(In millions)
Research and development revenues	$6.6	$10.6	$16.5	$(4.0)	$(5.9)
License revenues	—	54.9	36.5	(54.9)	18.4
Milestone revenues	1.0	5.0	2.8	(4.0)	2.2
Realization of revenue participation right purchase agreement	87.0	—	—	87.0	—
Total revenues	$94.6	$70.5	$55.8	$24.1	$14.6
Research and development revenues in 2022 were primarily from Astellas for reimbursements under the Astellas FSRA Agreement and in 2021 were from Astellas and Amgen, under collaboration agreements we had in place with each.

Co-funding under the Astellas FSRA Agreement for the conduct of COURAGE-ALS will continue until the $12.0 million cap is reached. As of December 31, 2022, we are eligible to receive an additional $2.7 million in reimbursements from Astellas for COURAGE-ALS.

In 2022, we recognized milestone revenues under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. In 2021, we recognized a $5.0 million in milestone revenue from Ji Xing under the Ji Xing Aficamten License Agreement for having achieved initiation of a phase 3 clinical trial for aficamten in oHCM.

In 2022, we recognized revenues of $87.0 million related to the 2020 RTW Royalty Purchase Agreement. In July 2020, we sold our right to receive Mavacamten Royalty, under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. The RTW Royalty Purchase Agreement transaction closed on November 13, 2020. On March 31, 2021, RTW Royalty Holdings assigned its rights and obligations under the RTW Royalty Purchase Agreement to its affiliate, RTW ICAV. We understand that on April 18, 2022, RTW ICAV and MyoKardia, Inc. entered into agreements, which purported to assign all of RTW ICAV's rights, title and interest to the Mavacamten Royalty to MyoKardia, Inc., and on April 25, 2022, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty. As a result of the full extinguishment of the Mavacamten Royalty, we recognized revenue of $87.0 million.

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

Research and development expenses by program for 2022, 2021, and 2020 were as follows (in thousands):

	Years Ended December 31,			Change
	2022	2021	2020	2022-2021	2021-2020
	(In millions)
Cardiac muscle contractility	$125.6	$102.5	$53.0	$23.1	$49.5
Skeletal muscle contractility	67.1	27.9	17.1	39.2	10.8
All other research programs	48.1	29.5	26.9	18.6	2.6
Total research and development expenses	$240.8	$159.9	$97.0	$80.9	$62.9

Research and development expenses increased to $240.8 million in 2022 from $159.9 million in 2021, primarily due to higher expenses for our clinical development activities for COURAGE-ALS, for our cardiac muscle inhibitor programs, and for early research activities.

We continue to develop reldesemtiv to treat ALS.

We continue to develop aficamten to treat both oHCM and nHCM.

On February 28, 2023, we received a CRL from FDA in connection with our NDA for omecamtiv mecarbil for the treatment of HFrEF. With the CRL, FDA communicated that GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. We expect to request a meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil. However, the Company has no plans to conduct an additional clinical trial of omecamtiv mecarbil and its focus remains on the development program for aficamten.

Under our strategic alliances with Ji Xing, Ji Xing is responsible for the development of aficamten and omecamtiv mecarbil in China and Taiwan.

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

General and administrative expenses for 2022, 2021, and 2020 were as follows (in thousands):

	Years Ended December 31,			Change
	2022	2021	2020	2022-2021	2021-2020
	(In millions)
Total general and administrative expenses	$178.0	$96.8	$52.8	$81.2	$44.0

General and administrative expenses increased to $178.0 million in 2022 from $96.8 million in 2021, primarily due to higher outside service spend in anticipation of the potential commercial launch of omecamtiv mecarbil and an increase in personnel related costs including stock-based compensation recorded in 2022.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest Expense

Interest expense for 2022, 2021, and 2020 were as follows (in thousands):

	Years Ended December 31,			Change
	2022	2021	2020	2022-2021	2021-2020
	(In millions)
Term loan	$4.8	$4.8	$4.9	$—	$(0.1)
2026 Notes	3.6	11.5	10.8	(7.9)	0.7
2027 Notes	10.7	—	—	10.7	—
Warrants	—	—	0.2	—	(0.2)
Other	0.3	0.1	0.1	0.2	—
Total interest expense	$19.4	$16.4	$16.0	$3.0	$0.4

Interest expense in 2022 consists of interest expense related to the RP Loan Agreement between us and RPDF, interest expense related to the 2026 Notes and 2027 Notes, and interest expense related to the finance leases. Commensurate with our entry into the RP Loan Agreement, we terminated the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC and repaid all amounts outstanding thereunder in January 2022. The RP Loan Agreement effectively replaced the Term Loan Agreement, and the interest expense is reflected as such above. In July 2022, we issued the 2027 Notes and used the net proceeds and common stock to partially repurchase the 2026 Notes.

Interest expense in 2021 consists of interest expense related to the Term Loan Agreement and respective warrants by and among us, Oxford and Silicon Valley Bank and interest expense related to the 2026 Notes. Approximately half of the 2026 Notes’ interest expense is due to the amortization of the discount associated with the equity component of the 2026 Notes.

Loss on Settlement of Debt

As a result of the termination of the Term Loan Agreement and the repayment to the Lenders, in 2022, we recorded a loss of $2.7 million in loss on debt extinguishment in the consolidated statements of operations and comprehensive loss, consisting of the premium on debt repayments and the write-off of the remaining term loan fees and debt issuance costs.

As a result of the partial repurchase of the 2026 Notes in the third quarter of 2022, we recorded $22.2 million in loss on induced conversion, consisting of the difference between the consideration paid to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and the RP Aficamten RPA, respectively.

On January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV. Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances (the “RP Aficamten Liability”). The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 22.4% as of December 31, 2022.

During the third and fourth quarter of 2022, we updated our analyses of the RP Aficamten RPA to reflect our current assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA increased due to changes in management’s estimates of unobservable inputs related to market conditions and timing. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate from 11.7% in the second quarter of 2022 to 22.4% in the fourth quarter of 2022. We recognized $15.5 million of non-cash interest expense in 2022 related to the RP Aficamten RPA. In 2022, the change in estimate had no impact on revenue and increased the net loss by $5.3 million. The change in accounting estimate increased the net loss per share by $0.06 in 2022.

During the third and fourth quarter of 2022, we updated our analyses of the RP OM RPA to reflect our current assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the result of FDA Cardiovascular and Renal Drugs Advisory Committee in December 2022 that voted the benefits of omecamtiv mecarbil do not outweigh its risks for the treatment of HFrEF. Our estimates regarding the amount of future royalty payments under the RP OM RPA decreased year over year; however, the royalty rate and probability of success increased from 2021 to 2022. The adjustments are accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 10.0% and $12.9 million in 2021 to 8.5% and $16.2 million in 2022, respectively. In 2022, the change in estimate had no impact on revenue and reduced the net loss by $1.8 million. The change in accounting estimate reduced the net loss per share by $0.02 in 2022.

As a result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil, our estimates regarding the amount of future royalty payments under the RP OM RPA will be re-evaluated in the first quarter of 2023 and will be accounted for on a prospective basis in our liability calculation. As a consequence of our receipt of the CRL from FDA, any approval of omecamtiv mecarbil in the United States would likely only occur after June 30, 2023, the date at which the royalty rate under the RP OM RPA will increase to no more than 5.5%. and the resulting forecast will decrease due to push out of the potential commercialization date.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for 2022, 2021, and 2020 were as follows (in thousands):

	Years Ended December 31,			Change
	2022	2021	2020	2022-2021	2021-2020
	(In millions)
RP OM Liability	$16.2	$12.9	$22.7	$3.3	$(9.8)
RP Aficamten Liability	15.5	—	—	15.5	—
Total non-cash interest expense recognized	$31.7	$12.9	$22.7	$18.8	$(9.8)

Interest and Other Income, net

Interest and other income, net for 2022, 2021, and 2020 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments and a summary of our borrowings and working capital is summarized as follows:

	December 31, 2022	December 31, 2021
	(In millions)
Financial assets:
Cash and cash equivalents	$65.6	$112.7
Short-term investments	717.0	359.0
Long-term investments	46.7	152.1
Total cash, cash equivalents, and marketable securities	$829.3	$623.8
Borrowings:
Term loan, net	$63.8	$47.4
2026 Notes, net	$20.7	$95.5
2027 Notes, net	525.1	—
Total borrowings	$609.6	$142.9
Working capital:
Current assets	$795.2	$535.7
Current liabilities	84.6	71.9
Working capital	$710.6	$463.8

The following table shows a summary of our cash flows for the periods set forth below:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Net cash (used in) provided by operating activities	$(299.5)	$(142.5)	$8.9
Net cash used in investing activities	(262.1)	(147.8)	(196.5)
Net cash provided by financing activities	516.2	320.0	234.1
Net (decrease) increase in cash, cash equivalents, and restricted cash equivalents	$(45.4)	$29.7	$46.5

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

Cash Flows Used in Operating Activities

Net cash used in operating activities of $299.5 million and $142.5 million for 2022 and 2021, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. In 2022, the net cash used in operating activities was offset by collection of receivables primarily from our 2021 RTW Transactions. In 2021, the net cash used in operating activities was also preliminary due to operating lease liability related to the old and new facilities. Net loss for 2022 and 2021 included, among other items: non-cash stock-based compensation, non-cash interest expense on liabilities related to revenue participation right purchase agreements, and non-cash interest expense related to debt. Net loss for 2022 also included loss on settlement of debt.

Cash Flows Used in Investing Activities

Net cash used in investing activities of $262.1 million and $147.8 million for 2022 and 2021, respectively, was primarily due to purchases of investments and property and equipment offset by proceeds from maturity of investments.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities of $516.2 million in 2022 was primarily due to $540.0 million of proceeds related to 2027 Notes, the proceeds related to the RP Aficamten RPA and the RP Loan Agreement, offset by the repayment of amounts owed under our Term Loan Agreement and 2026 Notes, and stock-based activities.

Net cash provided by financing activities of $320.0 million in 2021 was primarily due to $296.9 million of proceeds related to issuance of common stock in an underwritten public offering and stock-based activities.

2022 Royalty Pharma Transactions

On January 7, 2022, we announced that we had entered into that certain RP Loan Agreement and the RP Aficamten RPA with RPDF and RPI ICAV respectively, each of which were at the time of our entry into such agreements affiliated with Royalty Pharma International plc.

Under the RP Loan Agreement, we are entitled to receive up to $300.0 million in term loans, $50.0 million of which was disbursed to us on closing and the remaining $250.0 million available to us upon our satisfaction of customary disbursement conditions and certain development conditions by specific deadlines, as follows:

•
$50.0 million of tranche 2 term loans during the one year period following the receipt on or prior to March 31, 2023 of marketing approval from FDA of omecamtiv mecarbil;
•
$25.0 million of tranche 3 term loans during the one year period following the commercial availability of a diagnostic test measuring levels of omecamtiv mecarbil to support the final FDA label language applicable to such drug, subject to such commercial availability and the conditions to the tranche 2 term loans having occurred on or prior to March 31, 2023;
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

As a result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil, we do not expect to satisfy the conditions to the availability of the tranche 2 and tranche 3 loans under the RP Loan Agreement.

Each term loan under the RP Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such term loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the tranche 1, tranche 4 and tranche 5 term loans and 200% of the principal amount of the tranche 2 and tranche 3 loans (such amount with respect to each term loan, “Final Payment Amount”).

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

In addition, on January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees in exchange for up to $150.0 million in consideration, $50.0 million of which was paid on the closing date, $50.0 million of which was paid to us on March 10, 2022 following the initiation of the first pivotal trial in oHCM for aficamten, and $50.0 million of which is payable following the initiation of the first pivotal clinical trial in nHCM for aficamten. The RP Aficamten ARPA also provides that the parties will negotiate terms for additional funding if we achieve proof of concept results in certain other indications for aficamten, with a reduction in the applicable royalty if we and RPI ICAV fail to agree on such terms in certain circumstances.

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

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, we recorded an inducement loss of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms. As of December 31, 2022, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding.

2021 Ji Xing and RTW Transactions

On December 20, 2021, we entered into the Ji Xing OM License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Ji Xing OM License Agreement, we received a $50.0 million nonrefundable payment from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to FDA an NDA for omecamtiv mecarbil. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in China in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

In addition to the Ji Xing OM License Agreement, we entered into common stock purchase agreements with each of the RTW Investors, pursuant to which we sold and issued an aggregate of 0.5 million shares of our common stock at a price per share of $39.125 and an aggregate purchase price of $20.0 million.

Future Uses of Cash

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection to clinical development, and we plan to file one to two investigational new drug applications in 2023. We may also incur significant sales and marketing expenses in anticipation of regulatory approval of one of our drug candidates.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•
the initiation, progress, timing, scope and completion of preclinical research, non-clinical development, CMC, and clinical trials for our drug candidates and other compounds;
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
•
our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs; and
•
the cost of additional construction to expand our headquarters in South San Francisco and in relation to our newly leased office facilities in Radnor, Pennsylvania;

We have incurred an accumulated deficit of approximately $1.6 billion since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Therefore, our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Market Risk and Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had cash and investments of $829.3 million, which consist of U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, global portfolio of corporate debt, money market fund, and repurchase agreements backed by U.S. Treasury securities. To reduce the volatility relating to these exposures, we have put investment and risk management policies and procedures in place. The primary objective of our investment activities is to preserve capital to fund our operations. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 10% increase or decrease increase or decrease in current interest rates would not have a material effect on our financial results.

We had $21.1 million under 2026 Notes with a fixed rate of 4.00% and $540.0 million under 2027 Notes with a fixed rate of 3.50% outstanding as of December 31, 2022. The convertible notes issued at fixed interest rates are exposed to fluctuations in fair value resulting from changes in market price and interest rates. We do not record our convertible debt at fair value but present the fair value for disclosure purposes (see Note 7 to our Consolidated Financial Statements). As of December 31, 2022, the fair value of the 2026 Notes and 2027 Notes was estimated at $94.8 million and $620.3 million using quoted market prices.

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily Euro and GBP and we, therefore, are subject to foreign currency exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of operating activities. Foreign currency transaction gains and losses have not been material to our financial statements for the year ended December 31, 2022. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cytokinetics, Incorporated (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Estimates Related to Revenue Participation Right Purchase Agreements
Description of the Matter

As of December 31, 2022, the liabilities related to revenue participation right purchase agreements, net were $300.5 million. The Company recognized non-cash interest expense on the liabilities related to revenue participation right purchase agreements of $31.7 million for the year ended December 31, 2022. As described in Note 6 to the consolidated financial statements, the Company has entered into agreements with counterparties to monetize certain revenue streams from net sales of pharmaceutical products commercially sold by the Company, its affiliates and licensees. Cash is received upon execution of such revenue participation right purchase agreements, which are then accounted for as either a liability if the Company has significant continuing involvement in the related royalty stream or as deferred revenue if there is no significant continuing involvement. Regardless of whether there is significant continuing involvement, the Company is required to estimate the amount and timing of future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources.

There are a number of factors that could materially affect the amount and timing of royalty payments, several of which are not within the Company’s control and management’s estimates of the amount and timing of royalty payments to be received or paid require the use of significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs can include, to the extent applicable, estimates of patient populations, selling price, peak sales and sales ramp, the expected term of the related royalty streams, the timing of expected product launch and its impact on royalty rates, as well as the overall probability of clinical success and regulatory approval. A significant change in unobservable inputs could result in a material increase or decrease to the amount and timing of future cash flows

Auditing management’s estimates of future royalty payments was especially challenging due to the significant judgment used by management in estimating the amount and timing of such payments, which required the use of subjective inputs.

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

San Mateo, California

March 1, 2023

CYTOKINETICS, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$65,582	$112,666
Short-term investments	716,995	358,972
Accounts receivable	147	51,819
Prepaid expenses and other current assets	12,462	12,215
Total current assets	795,186	535,672
Long-term investments	46,708	152,050
Property and equipment, net	80,453	73,271
Operating lease right-of-use assets	82,737	73,138
Other assets	9,691	7,188
Total assets	$1,014,775	$841,319
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$25,611	$21,087
Accrued liabilities	44,096	34,370
Short-term operating lease liabilities	12,829	14,863
Other current liabilities	2,081	1,540
Total current liabilities	84,617	71,860
Term loan, net	63,810	47,367
Convertible notes, net	545,808	95,471
Liabilities related to revenue participation right purchase agreements, net	300,501	179,072
Long-term deferred revenue	—	87,000
Long-term operating lease liabilities	126,895	112,229
Other non-current liabilities	1,044	4,457
Total liabilities	1,122,675	597,456
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 163,000,000 shares
Issued and outstanding: 94,833,975 shares at December 31, 2022 and 84,799,542 shares at December 31, 2021	94	84
Additional paid-in capital	1,481,590	1,452,268
Accumulated other comprehensive loss	(3,590)	(869)
Accumulated deficit	(1,585,994)	(1,207,620)
Total stockholders’ (deficit) equity	(107,900)	243,863
Total liabilities and stockholders’ (deficit) equity	$1,014,775	$841,319

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Research and development revenues	$6,588	$10,572	$16,527
License revenues	—	54,856	36,501
Milestone revenues	1,000	5,000	2,800
Realization of revenue participation right purchase agreement	87,000	—	—
Total revenues	94,588	70,428	55,828
Operating expenses:
Research and development	240,813	159,938	96,951
General and administrative	177,977	96,803	52,820
Total operating expenses	418,790	256,741	149,771
Operating loss	(324,202)	(186,313)	(93,943)
Interest expense	(19,414)	(16,440)	(15,963)
Loss on settlement of debt	(24,939)	—	—
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(31,742)	(12,892)	(22,713)
Interest and other income, net	11,342	331	5,329
Net loss	$(388,955)	$(215,314)	$(127,290)
Net loss per share — basic and diluted	$(4.33)	$(2.80)	$(1.97)
Weighted-average number of shares used in computing net loss per share — basic and diluted	89,825	76,886	64,524
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(2,721)	(1,018)	(530)
Comprehensive loss	$(391,676)	$(216,332)	$(127,820)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(loss) Income	Deficit	(Deficit) Equity
Balance, December 31, 2019	59,172,124	$59	$853,341	$679	$(865,016)	$(10,937)
Exercise of stock options	943,505	1	7,610	—	—	7,611
Exercise of warrants	104,890	—	—	—	—	—
Claims settlement under Section 16(b)	—	—	2,151	—	—	2,151
Underwritten public offering of common stock, net of discounts, commissions and offering cost	8,385,417	8	188,875	—	—	188,883
Issuance of common stock upon private placement	2,000,000	2	36,435	—	—	36,437
Issuance of common stock under Employee Stock Purchase Plan	134,684	—	1,509	—	—	1,509
Vesting of restricted stock units, net of taxes withheld	274,563	—	(2,255)	—	—	(2,255)
Issuance of warrants	—	—	184	—	—	184
Stock-based compensation	—	—	17,620	—	—	17,620
Other comprehensive loss	—	—	—	(530)	—	(530)
Net loss	—	—	—	—	(127,290)	(127,290)
Balance, December 31, 2020	71,015,183	70	1,105,470	149	(992,306)	113,383
Exercise of stock options	1,304,347	3	11,017	—	—	11,020
Vesting of restricted stock units, net of taxes withheld	360,050	—	(4,449)	—	—	(4,449)
Net share settlement	—	—	(418)	—	—	(418)
Underwritten public offering of common stock, net of discounts, commissions and offering cost	11,500,000	11	296,894	—	—	296,905
Issuance of common stock upon private placement	511,182	—	15,144	—	—	15,144
Issuance of common stock under Employee Stock Purchase Plan	108,780	—	1,778	—	—	1,778
Stock-based compensation	—	—	26,832	—	—	26,832
Other comprehensive loss	—	—	—	(1,018)	—	(1,018)
Net loss	—	—	—	—	(215,314)	(215,314)
Balance, December 31, 2021	84,799,542	84	1,452,268	(869)	(1,207,620)	243,863
ASU 2020-06 adoption	—	—	(49,476)	—	10,581	(38,895)
Exercise of stock options	1,389,031	2	14,314	—	—	14,316
Issuance of common stock under restricted stock units	707,772	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(260,172)	—	(9,602)	—	—	(9,602)
Issuance of common stock under Employee Stock Purchase Plan	98,153	—	3,227	—	—	3,227
Induced conversion of convertible notes	8,071,343	8	(3,386)	—	—	(3,378)
Exercise of warrants	28,306	—	—	—	—	—
Settlement of capped call on 2026 Notes	—	—	26,392	—	—	26,392
Stock-based compensation	—	—	47,853	—	—	47,853
Other comprehensive loss	—	—	—	(2,721)	—	(2,721)
Net loss	—	—	—	—	(388,955)	(388,955)
Balance, December 31, 2022	94,833,975	$94	$1,481,590	$(3,590)	$(1,585,994)	$(107,900)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(388,955)	$(215,314)	$(127,290)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreement	31,858	13,004	22,792
Stock-based compensation expense	47,853	26,832	17,620
Non-cash lease expense	2,585	7,361	4,221
Impairment of right-of-use assets	—	2,844	—
Depreciation of property and equipment	5,814	2,276	1,831
Loss (gain) on investment, net	107	—	(573)
Interest receivable and amortization on investments	(4,710)	4,894	(1,194)
Non-cash interest expense related to debt	5,697	7,125	6,640
Loss on extinguishment of debt	2,693	—	—
Loss on inducement of convertible debt	22,246	—	—
Changes in operating assets and liabilities:
Accounts receivable	56,672	(47,399)	743
Prepaid and other assets	(7,414)	(7,381)	(5,162)
Accounts payable	4,524	1,055	(110)
Accrued and other liabilities	10,844	15,060	7,117
Deferred revenue	(87,000)	—	87,000
Operating lease liabilities	1,728	43,472	(4,692)
Other non-current liabilities	(4,058)	3,649	—
Net cash (used in) provided by operating activities	(299,516)	(142,522)	8,943
Cash flows from investing activities:
Purchases of investments	(855,393)	(525,042)	(435,825)
Maturities of investments	604,594	422,837	247,301
Sales of investments	—	3,300	3,061
Purchases of property and equipment	(11,335)	(48,872)	(11,052)
Net cash used in investing activities	(262,134)	(147,777)	(196,515)
Cash flows from financing activities:
Repayment of finance lease liabilities	(944)	—	—
Repayment of term loan	(47,651)	—	—
Debt extinguishment costs	(2,409)	—	—
Repayment of convertible debt	(140,330)	—	—
Proceeds from issuance of convertible debt, net	523,586	—	—
Proceeds from public offerings of common stock, net of discounts, commissions and offering cost	—	296,905	188,883
Proceeds from private placement, net	—	15,144	36,225
Proceeds from 2022 RPI Transactions, net	149,581	—	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	17,543	12,380	9,120
Taxes paid related to net share settlement of equity awards	(9,602)	(4,449)	(2,255)
Claims settlement under Section 16(b)	—	—	2,151
Cash settlement of capped call options associated with 2026 Notes	26,392	—	—
Net cash provided by financing activities	516,166	319,980	234,124
Net (decrease) increase in cash, cash equivalents, and restricted cash equivalents	(45,484)	29,681	46,552
Cash, cash equivalents, and restricted cash equivalents, beginning of period	112,666	82,985	36,433
Cash, cash equivalents, and restricted cash equivalents, end of period	$67,182	$112,666	$82,985

Supplemental cash flow disclosures:
Cash paid for interest	$15,165	$9,175	$9,620
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$10,904	$80,395	$1,106
Right-of-use assets recognized in exchange for finance lease obligations	$1,055	$1,294	$—
Amounts unpaid for purchases of property and equipment	$621	$11,982	$—
Issuance of common stock in connection with repurchase of convertible note	$317,123	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $1.6 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $389.0 million and net cash used in operations of $299.5 million for the year ended December 31, 2022. Cash, cash equivalents, and investments increased to $829.3 million as of December 31, 2022 from $623.7 million as of December 31, 2021. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Based on the current status of our research and development activities, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund cash requirements for at least the next 12 months after the issuance of these consolidated financial statements. If, at any time, our prospects for financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of one or more of our research or development programs. Alternatively, we might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics, Incorporated and its wholly-owned subsidiaries and have been prepared in accordance with GAAP. Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform the prior period presentation to the current year.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to concentrations of risk consist principally of cash, cash equivalents, restricted cash equivalents, investments, and accounts receivable.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our cash, cash equivalents, restricted cash equivalents, and investments held with large financial institutions in the United States and deposits may exceed the Federal Deposit Insurance Corporation’s insurance limit.

Our exposure to credit risk associated with non-payment includes, but is not limited to, Astellas Pharma Inc. for co-funding one-third of the out-of-pocket clinical development costs which may be incurred in connection with Cytokinetics’ Phase 3 clinical trial, COURAGE-ALS, of reldesemtiv in ALS up to a maximum contribution by Astellas of $12.0 million, to our strategic partner in China and Taiwan, Ji Xing, and RPI ICAV, to whom we sold a revenue interest in our net sales of pharmaceutical products containing aficamten under the RP Aficamten RPA, as further described in Note 11 below.

Drug candidates we develop may require approvals or clearances from the FDA or other regulatory agencies prior to commercial sales. There can be no assurance that our drug candidates will receive any of the required approvals or clearances. If we were to be denied approval, or clearance or any such approval or clearance was to be delayed, it would have a material adverse impact on us.

Cash, Cash Equivalents, and Restricted Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents, which consist of money market funds and repurchase agreements backed by U.S. Treasury securities. Repurchase agreements are collateralized by US Treasury securities for an amount not less than 102% of their value and are reported at a carrying value which approximates fair value due to their short duration.

A reconciliation of cash, cash equivalents, and restricted cash equivalents reported in our consolidated balance sheets to the amount reported within our consolidated statements of cash flows was as follows (in thousand):

	December 31,
	2022	2021
Cash and cash equivalents	$65,582	$112,666
Restricted cash equivalents	1,600	—
Total cash, cash equivalents, and restricted cash equivalents as reported within our consolidated statement of cash flows	$67,182	$112,666

As of December 31, 2022, our restricted cash equivalents balance of $1.6 million is used to collateralize the letters of credit associated with our fixed and variable rate vehicle allowance and short-term car rental programs. The restricted cash equivalents are classified as other assets based on the remaining term of the underlying restriction. The letters of credit will lapse at the end of the respective contractual terms or upon termination of the arrangement.

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

All of our available-for-sale investments are subject to a periodic impairment review. For each available-for-sale investment whose fair value is below its amortized cost, we determine if the impairment is a result of a credit-related loss or other factors using both quantitative and qualitative factors. If the impairment is a result of a credit-related loss, we recognize an allowance for credit losses. If the impairment is not a result of a credit loss, we recognize the loss in other comprehensive loss.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our operating leases consist of the facilities leases with KR Oyster Point 1, LLC and a facility located in Radnor, Pennsylvania, and our finance leases are for laboratory equipment.

Revenue Recognition

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration for those goods or services. To recognize revenue from a contract with a customer, we:

(i)
identify our contracts with our customers;

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For our collaboration agreements that include more than one performance obligation, such as a license and/or milestones combined with a commitment to perform research and development services, we make judgments to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate our progress each reporting period and, if necessary, adjust the measure of a performance obligation and related revenue recognition.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Cost Reimbursements: Our joint programs with Astellas under the Astellas OSSA Agreement, and with Amgen under the Amgen Agreement (both of the Astellas OSSA Agreement and the Amgen Agreement having now been terminated), included promises of research and development services. We also entered into the Astellas FSRA Agreement on April 23, 2020. Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12.0 million. We determined that these services collectively were distinct from any licenses provided to Astellas and Amgen under such agreements, and as such, these services were accounted for as a separate performance obligation recorded over time. We recognized revenue for these services as the performance obligations are satisfied, which we estimated using internal research and development costs incurred.

Accrued Research and Development Expenditures

Clinical trial costs are a component of research and development expense. The Company accrues and expenses clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research and manufacturing organizations and clinical sites. The Company determines the actual costs through monitoring patient enrollment, discussions with internal personnel and external service providers regarding the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

We maintain equity incentive plans under which incentive stock options may be granted to employees and nonqualified stock options, restricted stock awards, performance-based stock units and stock appreciation rights may be granted to employees, directors, consultants and advisors. In addition, we maintain an ESPP under which employees may purchase shares of our common stock through payroll deductions.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06. Under ASU 2020-06 the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument is accounted for as a single liability measured at its amortized cost and convertible preferred stock is accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives.

We adopted this new guidance using the modified retrospective method as of January 1, 2022, with respect to our 2026 Notes. The cumulative effect of initially applying the new standard was recognized as an adjustment to accumulated deficit. The following table summarizes the adjustments made to our consolidated balance sheet as of January 1, 2022, upon adoption of the new standard (in 000's):

Balance sheet account description	Ending Balance as of December 31, 2021	ASU 2020-06 Adjustments	Beginning Balance as of January 1, 2022
Convertible notes, net	$95,471	$38,895	$134,366
Additional paid-in capital	1,452,268	(49,476)	1,402,792
Accumulated deficit	(1,207,620)	10,581	(1,197,039)

The adoption of this new guidance resulted in an increase in the carrying value of the 2026 Notes to reflect the full principal amount of the convertible notes outstanding, net of issuance costs, a decrease in additional paid-in capital to remove the equity component separately recorded for the conversion feature associated with the convertible notes, a cumulative-effect adjustment to the beginning balance of our accumulated deficit as of January 1, 2022 to reverse the accretion of discount that resulted from the bifurcation of the equity component of the 2026 Notes, and a reversal of the related deferred tax liability of $8.3 million with a corresponding increase in our deferred tax asset valuation allowance. The adoption of this new guidance reduced non-cash interest expense for the year ending December 31, 2022 and will continue to do so until the 2026 Notes have been settled. The remaining debt issuance costs will continue to be amortized over the term of the notes.

We have recognized $3.6 million of interest expense of the 2026 Notes in 2022 which is $3.3 million less than under the previous accounting standards in 2022. Without the adoption of ASU 2020-06, our reported net loss would have increased by $3.3 million in 2022. Without the adoption of ASU 2020-06, our reported net loss per share would have increased by $0.04 per share in 2022.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 6, 2022, the Company issued the 2027 Notes and partially repurchased the 2026 Notes as further described in Note 7 – “Debt.” ASU 2020-06 was applied to the 2027 Notes from the moment of issuance, and thus the above adjustments apply only to the 2026 Notes.

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

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Years Ended December 31,
	2022	2021	2020
Options to purchase common stock	10,992	9,373	8,510
Warrants to purchase common stock	13	48	48
Restricted stock and performance units	1,260	1,415	1,117
Shares issuable related to the ESPP	13	8	12
Shares issuable upon conversion of 2026 Notes	2,554	16,675	16,675
Shares issuable upon conversion of 2027 Notes	10,572	—	—
Total shares	25,404	27,519	26,362

Note 3 — Research and Development Arrangements

2021 Ji Xing and RTW Transactions

In December 2021, we entered into the 2021 RTW Transactions with parties that were at the time of our entry into the 2021 RTW Transactions affiliated and in contemplation of one another and, accordingly, we have assessed the accounting for these transactions in the aggregate. Unconstrained arrangement consideration under the 2021 RTW Transactions totaled $70.0 million and was allocated in accordance with ASC 820, Fair Value Measurement, and ASC 606, Revenue from Contracts with Customers, as follows (in thousands):

Allocated Consideration
Units of Accounting:
License and collaboration	$54,856
Common stock (fair value)	15,144
Total consideration	$70,000

Ji Xing Omecamtiv Mecarbil License and Collaboration Agreement

On December 20, 2021, we entered into the Ji Xing OM License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Ji Xing OM License Agreement, we are the beneficiary of a nonrefundable $50.0 million payment obligation from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to the FDA an NDA for omecamtiv mecarbil. The $50.0 million payment was received by the Company in January 2022. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ji Xing will be responsible for the development and commercialization of omecamtiv mecarbil at its own cost and is required to use diligent efforts to develop and commercialize omecamtiv mecarbil in China and Taiwan. The development of omecamtiv mecarbil will be initially focused on HFrEF, and Ji Xing will have the opportunity to participate in Cytokinetics’ global clinical trials of omecamtiv mecarbil. Cytokinetics will supply omecamtiv mecarbil to Ji Xing either as a finished product or as an active pharmaceutical ingredient. Ji Xing may reimburse Cytokinetics for certain costs related to development and supply activities that we performed on their behalf.

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

Common Stock Purchase Agreements

On December 20, 2021, as part of the 2021 RTW Transactions, we entered into common stock purchase agreements with each of the RTW Investors. These common stock purchase agreements provided for the sale and issuance of an aggregate of 511,182 shares of our common stock at a price per share of $39.125 and an aggregate purchase price of $20.0 million. The closing occurred on December 20, 2021. The RTW Investors have agreed to certain trading and other restrictions with respect to the shares of common stock they purchased pursuant to these agreements, including a restriction on sales or other transfers of the shares, subject to certain exceptions, for a period of one year from the closing date. The restrictions resulted in a premium paid by the RTW Investors of $4.9 million, which represents the excess amount paid over the fair value of the shares of common stock purchased. The premium was determined by analyzing the restrictions discount applied to the closing stock price as of December 20, 2021, which is a Level 2 fair value input. The cash received less the calculated premium is the $15.1 million fair value of the common stock recorded.

2020 Ji Xing and RTW Transactions

On July 14, 2020, we entered in the 2020 RTW Transactions, as described below, with RTW Royalty Holdings and Ji Xing , related to aficamten, our proprietary small molecule cardiac myosin inhibitor product, a novel cardiac myosin inhibitor, and other assets. The 2020 RTW Transactions include entering into a licensing and collaboration agreement with Ji Xing, the sale of Cytokinetics common stock to the RTW Investors, an agreement to sell to RTW Royalty Holdings our interest in certain future royalties on net sales of products containing the compound mavacamten that are or may be developed or commercialized by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.), including CAMZYOStm (mavacamten), and the ability for the Company to obtain additional funding in the future from RTW Royalty Holdings, upon the achievement of certain clinical trial milestones, in exchange for future royalty payments as further discussed below. As a result, we have received and expect to receive a combination of license fees, milestone revenues and sale proceeds from the RTW Investors, RTW Royalty Holdings and Ji Xing.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Ji Xing Aficamten License and Collaboration Agreement

On July 14, 2020, we entered into the Ji Xing Aficamten License Agreement with Ji Xing, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize aficamten in China and Taiwan. Under the terms of the Ji Xing Aficamten License Agreement, we received from Ji Xing a nonrefundable upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in the field of oHCM and/or nHCM and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of the products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

Ji Xing will be responsible for the development and commercialization of aficamten at its own cost and is required to use diligent efforts to develop and commercialize aficamten in China and Taiwan. The development of aficamten will be initially focused on HCM, and Ji Xing will have the opportunity to participate in Cytokinetics’ global pivotal clinical trials of aficamten. Cytokinetics or a designated supplier will supply aficamten to Ji Xing either as a finished product or as an active pharmaceutical ingredient.

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

The consideration related to sales-based milestone payments, including royalties, will be recognized when the related sales occur under the sales and usage-based royalty exception of ASC 606 as these amounts have been determined to relate predominantly to the license.

We re-evaluate the probability of achievement of development milestones and any related constraints each reporting period. We will include consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Royalty Purchase Agreement

On July 14, 2020, we entered the RTW Royalty Purchase Agreement with RTW Royalty Holdings, pursuant to which we sold our Mavacamten Royalty, under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. to RTW Royalty Holdings for a one-time payment of $85.0 million. The RTW Royalty Purchase Agreement transaction closed on November 13, 2020. On March 31, 2021, RTW Royalty Holdings assigned its rights and obligations under the RTW Royalty Purchase Agreement to its affiliate, RTW ICAV. We understand that on April 18, 2022, RTW ICAV and MyoKardia, Inc. entered into agreements, which purported to assign all of RTW ICAV's rights, title and interest to the Mavacamten Royalty to MyoKardia, Inc., and on April 25, 2022, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty.

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

Funding Agreement

During July 2020, we also entered into a Funding Agreement (the “Funding Agreement”) with RTW Royalty Holdings. Pursuant to the Funding Agreement, RTW Royalty Holdings had committed to provide up to $90.0 million to fund our development and commercialization of aficamten in nHCM and oHCM.

On January 7, 2022, we announced that we had elected to unilaterally terminate the Funding Agreement in connection with our entry into the RP Aficamten RPA (as defined below). At the time of its termination, we had not exercised any rights to sell any revenue interest in aficamten under the Funding Agreement.

Astellas

Our strategic alliance with Astellas to advance novel therapies for diseases and medical conditions associated with skeletal muscle impairment and weakness commenced in 2013 under the Astellas Agreement.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 23, 2020, we and Astellas entered into the two agreements referenced below which, taken together, amend and restate the Company’s research, development and commercialization collaboration with Astellas under the Astellas Agreement.

Fast Skeletal Regulatory Activator Agreement

The Company and Astellas entered into the Astellas FSRA Agreement on April 23, 2020. As a result of the Astellas FSRA Agreement, the Company will now have exclusive control and responsibility for the Company's future development and commercialization of reldesemtiv, CK-601 and other FSRA compounds and products, and accordingly, Astellas has agreed to terminate its license to all FSRA compounds and related products.

Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. As of December 31, 2022, Astellas has reimbursed us $9.3 million. In addition, Astellas agreed to non-cash contributions to the Company, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601. Astellas has also agreed to the continued conduct of ongoing stability studies pertaining to such existing inventories of active pharmaceutical ingredient, at Astellas’ cost. In exchange, the Company will pay Astellas a low- to mid- single digit royalty on sales of reldesemtiv in the United States, Canada, United Kingdom and the E.U. until the later of (i) ten years following the first commercial sale of such product in a major market country, or (ii) December 31, 2034, subject to certain royalty reduction provisions. The Company will not owe Astellas royalties on sales of reldesemtiv in any other country, or on the sale of any FSRA compounds or related products other than reldesemtiv.

License and Collaboration Agreement for Other Skeletal Sarcomere Activators

The Company and Astellas also entered into the Astellas OSSA Agreement, which is an amendment and restatement of the Astellas Agreement and removes the FSRA compounds and related products from the collaboration.

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

Research and development revenue from Astellas for 2022, 2021, and 2020 was $5.7 million, $3.2 million, and $6.6 million, respectively.

We had no accounts receivable from Astellas as of December 31, 2022. We had accounts receivable from Astellas of $1.8 million as of December 31, 2021.

Amgen

On November 23, 2020, we received written notice of termination from Amgen of the Amgen Agreement pertaining to the discovery, development and commercialization of novel small molecule therapeutics, including omecamtiv mecarbil, a novel cardiac myosin activator, and CK-136 (formerly AMG 594), a novel cardiac troponin activator. The termination of the Amgen Agreement was effective May 20, 2021.

We recognized research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement, which terminated effective May 20, 2021. There was no research and development revenue from Amgen in 2022. Research and development revenue from Amgen was $7.4 million in 2021 and $10.0 million in 2020 and consists of reimbursement of costs we incurred related to METEORIC-HF.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Assets

The follow tables set forth the fair value of our financial assets, which consist of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

	December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$45,887	$—	$—	$45,887
U.S. Treasury securities	Level 1	172,568	—	(1,102)	171,466
U.S. Treasury securities backed repurchase agreements	Level 2	16,003	—	—	16,003
U.S. and non-U.S. government agency bonds	Level 2	136,773	12	(889)	135,896
Commercial paper	Level 2	329,359	28	(431)	328,956
U.S. and non-U.S. corporate obligations	Level 2	128,594	—	(1,209)	127,385
		$829,184	$40	$(3,631)	$825,593

	December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$115,937	$—	$—	$115,937
U.S. Treasury securities	Level 1	133,498	1	(268)	133,231
U.S. government agency bonds	Level 2	33,489	—	(53)	33,436
Commercial paper	Level 2	169,622	6	(19)	169,609
U.S. and non-U.S. corporate obligations	Level 2	175,282	—	(536)	174,746
		$627,828	$7	$(876)	$626,959

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The available-for-sale securities in our consolidated balance sheet are as follows (in thousands):

	December 31, 2022	December 31, 2021
Cash equivalents	$61,890	$115,937
Short-term investments	716,995	358,972
Long-term investments	46,708	152,050
	$825,593	$626,959

Interest income was $11.4 million, $1.0 million, and $5.3 million in 2022, 2021, and 2020, respectively.

No credit losses on debt securities were recognized in either 2022 or 2021. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

The carrying amount of our accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 5 — Balance Sheet Components

Our property and equipment consisted of (in thousands):

	December 31,
	2022	2021
Property and equipment, net:
Laboratory equipment	$18,490	$18,837
Computer equipment and software	3,900	4,605
Office equipment, furniture and fixtures	6,056	4,042
Leasehold improvements	65,912	60,343
Construction in progress	741	224
Right-of-use assets, finance lease	2,448	1,409
Total property and equipment	97,547	89,460
Less: Accumulated depreciation	(17,094)	(16,189)
	$80,453	$73,271

Depreciation expense was $5.8 million, $2.3 million, and $1.8 million for 2022, 2021, and 2020, respectively.

Our accrued liabilities were as follows (in thousands):

	December 31,
	2022	2021
Accrued liabilities:
Clinical and preclinical costs	$16,105	$13,872
Compensation related	21,767	14,930
Other accrued expenses	6,224	5,568
Total accrued liabilities	$44,096	$34,370

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sponsor a 401(k) defined contribution plan covering all employees and contributed $1.8 million, $1.1 million, and $0.9 million to this plan in 2022, 2021, and 2020 respectively.

Note 6 — Agreements with Royalty Pharma

On January 7, 2022, we announced that we had entered into the 2022 RPI Transactions with affiliates of Royalty Pharma International plc.

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

2022 RP Loan Agreement

Under the RP Loan Agreement, we are entitled to receive up to $300.0 million in term loans, $50.0 million of which was disbursed to us on closing and the remaining $250.0 million available to us upon our satisfaction of customary disbursement conditions and certain development conditions by specific deadlines, as follows:

•
$50.0 million of tranche 2 term loans during the one year period following the receipt on or prior to March 31, 2023 of marketing approval from FDA of omecamtiv mecarbil;
•
$25.0 million of tranche 3 term loans during the one year period following the commercial availability of a diagnostic test measuring levels of omecamtiv mecarbil to support the final FDA label language applicable to such drug, subject to such commercial availability and the conditions to the tranche 2 term loans having occurred on or prior to March 31, 2023;
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

As a result of our receipt of a CRL on February 28, 2023, in connection to our NDA for omecamtiv mecarbil, we do not expect to satisfy the conditions to the availability of the tranche 2 and tranche 3 loans under the RP Loan Agreement.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each term loan under the RP Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such term loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the term loan for the tranche 1, tranche 4 and tranche 5 term loans and 200% of the principal amount of the term loan for tranche 2 and tranche 3 term loans (such amount with respect to each term loan, “Final Payment Amount”). We accounted for amounts drawn under the RP Loan Agreement using the effective interest method which resulted in an effective interest rate of 7.65% over the ten-year term. As of the date of the prepayment or maturity of the term loan (or the date such prepayment or repayment is required to be paid), we will be required to pay an additional amount equal to $34.6 million accreted over the term of the loan.

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

Future minimum payments under the existing borrowing under RP Loan Agreement are (in thousands):

Years ending December 31:
2023	$1,440
2024	10,080
2025	11,520
2026	11,520
2027	11,520
Thereafter	48,960
Future minimum payments	95,040
Less: Unamortized interest and loan costs	(30,272)
Term Loan, net	$64,768

As of December 31, 2022, the fair value of our RP Loan approximated its carrying value of $64.8 million based upon a market observable interest rate, which is a Level 2 input.

Interest expense for the RP Loan Agreement was $4.8 million in 2022.

Concurrent with our entry into the RP Loan Agreement, we terminated the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC and repaid all amounts outstanding thereunder as further described in Note 7.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 22.4% as of December 31, 2022.

During the third and fourth quarter of 2022, we updated our analyses of the RP Aficamten RPA to reflect our assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA increased due to changes in management’s estimates of unobservable inputs related to market conditions and timing. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate from 11.7% in the second quarter of 2022 to 22.4% in the fourth quarter of 2022. We recognized $15.5 million of non-cash interest expense in 2022 related to the RP Aficamten RPA. In 2022, the change in estimate had no impact on revenue and increased the net loss by $5.3 million. The change in accounting estimate increased the net loss per share by $0.06 in 2022.

2017 RP Omecamtiv Mecarbil Royalty Purchase Agreement

In February 2017, we entered into the RP OM RPA pursuant to which we sold a portion of our right to receive royalties from Amgen on future net sales of omecamtiv mecarbil to RPFT for a one-time payment of $90 million, which is non-refundable even if omecamtiv mecarbil is never commercialized. Concurrently, we entered into a common stock purchase agreement with RPFT through which RPFT purchased 875,656 shares of the Company’s common stock for $10.0 million. We allocated the consideration and issuance costs on a relative fair value basis to our liability to RPFT related to sale of future royalties under the RP OM RPA (the “RP OM Liability”) and the common stock sold to RPFT, which resulted in the RP OM Liability being initially recognized at $92.3 million. The RP OM RPA provides for the sale of a royalty to RPFT of 4.5% on worldwide net sales of omecamtiv mecarbil, subject to a potential increase of up to an additional 1% under certain circumstances. As a result of our receipt of a CRL on February 28, 2023 in connection to our NDA for omecamtiv mecarbil, pursuant to the terms of the RP OM RPA, the applicable royalty rate will increase to a maximum of 5.5% if omecamtiv approval obtains FDA approval at any time after June 30, 2023.

As a result of the termination of the Amgen Agreement and pursuant to our obligations under the RP OM RPA, we and RPFT amended the RP OM RPA on January 7, 2022 to preserve RPFT’s rights under the RP OM RPA by providing for direct payments by us to RPFT of up to 5.5% of our and our affiliates and licensees worldwide net sales of omecamtiv mecarbil. The RP OM RPA, as amended, had no impact on the original accounting for the $92.3 million associated with the RP OM Liability established in February 2017.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the unamortized portion of the RP OM Liability was approximately 8.5% as of December 31, 2022 and 10.0% as of December 31, 2021.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third and fourth quarter of 2022, we updated our analyses of the RP OM RPA to reflect our current assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the result of FDA Cardiovascular and Renal Drugs Advisory Committee in December 2022 that voted the benefits of omecamtiv mecarbil do not outweigh its risks for the treatment of HFrEF. Our estimates regarding the amount of future royalty payments under the RP OM RPA decreased year over year, however the royalty rate and probability of success increased from 2021 to 2022. The adjustments are accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 10.0% and $12.9 million in 2021 to 8.5% and $16.2 million in 2022, respectively. In 2022, the change in estimate had no impact on revenue and reduced the net loss by $1.8 million. The change in accounting estimate reduced the net loss per share by $0.02 in 2022.

As a result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil (see Note 11), our estimates regarding the amount of future royalty payments under the RP OM RPA will be re-evaluated in the first quarter of 2023 and will be accounted for on a prospective basis in our liability calculation. As a consequence of our receipt of the CRL from FDA, any approval of omecamtiv mecarbil in the United States would likely only occur after June 30, 2023, the date at which the royalty rate under the RP OM RPA will increase to no more than 5.5%, while and the resulting sales forecast for omecamtiv mecarbil is expected to decrease since comercializaation and sales of omecamtiv mecarbil will be delayed.

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

There are a number of factors that could materially affect the amount and timing of royalty payments, a number of which are not within our control. The RP OM Liability and the RP Aficamten Liability are recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data, including competitor sales data, and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, timing of the expected launch and its impact on the royalty rate as well as the overall probability of success. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RP OM Liability and the RP Aficamten Liability.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	2022		2021
	RP Aficamten Liability	RP OM Liability	RP OM Liability
Beginning balance, January 1	$—	$179,072	$166,068
Initial carrying value	89,571	—	—
Interest accretion	15,546	16,196	12,892
Amortization of issuance costs	—	116	112
Ending balance, December 31	$105,117	$195,384	$179,072

As of December 31, 2022, the fair value of the liabilities related to the sale of future royalties to RPFT and RPI ICAV are consistent with their carrying values of $105.1 million and $195.4 million, respectively, and is based on our estimates of the amount and timing of future royalties expected to be paid to RPFT and RPI ICAV under the RP OM RPA and the RP Aficamten RPA agreements, respectively, as defined above, over the life of the arrangement, which are considered Level 3 inputs.

We recognized $31.7 million, $12.9 million, and $22.7 million in non-cash interest expense in 2022, 2021, and 2020, respectively, related to the RP Aficamten RPA and the RP OM RPA.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Debt

Silicon Valley Bank and Oxford Finance Term Loans

Prior to January 7, 2022, we maintained the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC.

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

The Term Loan Agreement was terminated, and all amounts thereunder repaid in connection to our entry into that certain RP Loan Agreement, between us and RPDF, as further described below. Amounts outstanding under the Term Loan Agreement were classified as non-current in our consolidated balance sheet as of December 31, 2021, because short-term obligations expected to be refinanced on a long-term basis are not expected to require the use of working capital during the ensuing fiscal year.

As a result of the termination of the Term Loan Agreement and the repayment to the Lenders, in 2022, we recorded $2.7 million in loss on debt extinguishment in the consolidated statements of operations and comprehensive loss, consisting of the premium on debt repayments and the write-off of the remaining term loan fees and debt issuance costs.

Interest expense for the Term Loan Agreement was immaterial for 2022 because it represented approximately one week of interest before extinguishment. Interest expense for the Term Loan Agreement was $4.8 million and $4.9 million for 2021 and 2020 respectively.

Convertible Notes

On November 13, 2019, the Company issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, the Company issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, the Company recorded an inducement loss of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms. As of December 31, 2022, there remain $21.1 million aggregate principal amount of 2026 Notes outstanding.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2026 Notes may be converted at the option of the holder under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 127.5% of the last reported sale price of the Company’s common stock on November 7, 2019; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls the 2026 Notes for redemption; and (5) at any time from, and including, July 15, 2026 until the close of business on the scheduled trading day immediately before the maturity date, November 15, 2026. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on the applicable conversion rate. The 2026 Notes are convertible at December 31, 2022 based on circumstance (1) defined above.

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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Years Ended December 31,
	2022	2021	2020
Contractual interest expense	$3,265	$5,520	$5,520
Accretion of debt discount	—	5,907	5,246
Accretion of debt issuance costs	355	59	52
Total interest costs recognized	$3,620	$11,486	$10,818

The effective interest rate of the 2026 Notes was 4.6% for the year ended December 31, 2022. As of December 31, 2022, the unamortized debt issuance cost for the 2026 Notes was $0.5 million and will be amortized over approximately 3.9 years. If the 2026 Notes were to be converted on December 31, 2022, the holders of the 2026 Notes would receive common shares of 2.6 million with an aggregate value of $117.0 million based on the Company’s closing stock price of $45.82 as of December 31, 2022. The if-converted value of the 2026 Notes exceeded its principal amount by $95.9 million as of December 31, 2022.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2027 Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on the applicable conversion rate(s). The initial conversion rate for the 2027 Notes is 19.5783 shares of the Company’s Common Stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $51.08 per share. Holders of the 2027 Notes may convert all or any portion of their convertible notes at their option only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2022, if the last reported sale price per share of the Company’s common stock, $0.001 par value per share, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the 2027 Indenture; (iv) if the Company calls such 2027 Notes for redemption; and (v) at any time from, and including, March 1, 2027 until the close of business on the scheduled trading day immediately before the maturity date.

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

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

2022
Contractual interest expense	$9,188
Amortization of debt issuance costs	1,542
Total interest expense recognized	$10,730

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective interest rate of the 2027 Notes was 4.17% in 2022. As of December 31, 2022, the unamortized debt issuance cost for the 2027 Notes was $14.9 million and will be amortized over approximately 4.6 years. If the 2027 Notes were to be converted on December 31, 2022, the holders of the 2027 Notes would receive common shares of 10.5 million with an aggregate value of $484.4 million based on the Company’s closing stock price of $45.82 as of December 31, 2022. The if-converted value of the 2027 Notes was below the principal value of the Notes of $540.0 million as of December 31, 2022. In addition, in 2022, the conditions allowing holders of the Notes to convert were not met. As a result, the Notes were not convertible at December 31, 2022 nor at any point during 2022.

Future minimum payments under the 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2027 Notes	2026 Notes	Total
2023	$9,450	$845	$10,295
2024	18,900	845	19,745
2025	18,900	845	19,745
2026	18,900	21,978	40,878
2027	558,900	—	558,900
Future minimum payments	625,050	24,513	649,563
Less: Interest	(85,050)	(3,381)	(88,431)
Convertible notes, principal amount	540,000	21,132	561,132
Less: Debt costs on the convertible notes	(14,871)	(453)	(15,324)
Net carrying amount of the convertible notes	$525,129	$20,679	$545,808

As of December 31, 2022, the estimated fair value of the 2027 Notes and 2026 Notes was $620.3 million and $94.8 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

Capped Call Transactions

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions with one of the underwriters in the offering or its affiliate. The Company used approximately $13.4 million of the net proceeds from the offering of the 2026 Notes to pay the cost of the capped call transactions. The capped call transactions were expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company would have been required to make in excess of the principal amount of converted 2026 Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the terms of the capped call transactions at the time of exercise, is greater than the strike price of the capped call transactions (which initially corresponds to the initial conversion price of the 2026 Notes, and is subject to certain adjustments), with such reduction and/or offset subject to a cap initially equal to approximately $14.07 per share (which represents a premium of approximately 70% over the last reported sale price of the Company’s common stock on November 7, 2019), subject to certain adjustments. The capped call transactions were separate transactions, entered into by the Company and were not part of the terms of the 2026 Notes.

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions were recorded in stockholders’ equity, they were not accounted for as derivatives and were not remeasured each reporting period.

On October 24, 2022, we entered into a termination agreement in connection to the capped call transactions and thereby released the capped call counterparties of any further obligations in relation to the capped call transactions. As a result of the termination agreement and unwinding of the capped call transactions, we received gross proceeds of $26.4 million in cash.

Note 8 — Stockholders’ Equity

Equity Incentive Plan

Our 2004 Plan provides for us to grant incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, restricted stock units, performance shares and performance units to employees, directors, and consultants. We may grant options for terms of up to ten years at prices not lower than 100% of the fair market value of our common stock on the date of grant. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2022, our stockholders approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 6.0 million shares. In May 2022, our board of directors approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 1.6 million shares for inducement grants to new employees. As of December 31, 2022, the total authorized shares under the 2004 Plan available for grant was 9.7 million.

Stock option activity in 2022, 2021, and 2020 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2019	7,759,012	$8.59
Granted	1,944,562	15.59
Exercised	(967,571)	8.27
Forfeited	(234,054)	16.06
Balance at December 31, 2020	8,501,949	$10.02
Granted	2,513,350	22.43
Exercised	(1,346,194)	9.01
Forfeited	(296,146)	14.56
Balance at December 31, 2021	9,372,959	$13.35
Granted	3,424,150	39.79
Exercised	(1,389,031)	10.13
Forfeited	(415,675)	28.94
Balance at December 31, 2022	10,992,403	$22.13	7.0	$261.9
Exercisable at December 31, 2022	6,153,725	$13.21	5.6	$200.7

We have elected to account for forfeitures as they occur. The intrinsic value of stock options exercised, calculated based on the difference between the market value at the date of exercise and the exercise price, was $46.3 million for 2022, $29.3 million for 2021, and $14.0 million for 2020. The intrinsic value of stock options outstanding at December 31, 2022 was $261.9 million.

RSU, including PSU, activity in 2022, 2021, and 2020 was as follows:

	Number of Restricted Stock Units	Weighted Average Award Date Fair Value per Share
Balance at December 31, 2019	839,075	$7.49
Granted	731,225	14.40
Exercised	(435,450)	7.72
Forfeited	(18,208)	10.37
Balance at December 31, 2020	1,116,642	$11.88
Granted	1,093,450	21.69
Exercised	(606,240)	11.13
Forfeited	(189,025)	21.32
Balance at December 31, 2021	1,414,827	$18.52
Granted	780,519	37.69
Exercised	(707,772)	16.72
Forfeited	(273,310)	26.65
Balance at December 31, 2022	1,214,264	$30.07

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs generally vest annually over two to three years. For 2022, the fair value of RSUs vested, calculated based on the units vested multiplied by the closing price of our common stock on the date of vesting, was $26.2 million.

Performance Stock Units

In May 2021, the Compensation Committee granted a total of 375,000 PSUs to certain employees with a weighted average grant date fair value of $25.32 per unit. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSUs consist of two equal tranches with 50% of each tranche vesting upon achieving certain performance criteria and 50% vesting at the one-year anniversary of such achievement provided the recipient has been continuously employed by the Company. The first tranche vests upon certification by the Compensation Committee that the NDA for omecamtiv mecarbil has been filed and accepted by the FDA by December 31, 2021 or June 30, 2022 and the second tranche vests upon certification by the Compensation Committee that the FDA approval of the NDA is with an approved label that is consistent with the expectations underlying the Company’s commercial launch plans for omecamtiv mecarbil in effect immediately prior to such approval by June 30, 2022 or December 31, 2022.

In 2022, the performance target for the first tranche of PSUs was met. As a result, the Company recognized expense of $0.7 million in 2022 for the first tranche of PSUs. No expense has been recognized for the second tranche to date. The performance target for the second tranche of PSUs has not been met, and therefore, such second tranche of PSUs consisting of 182,500 PSUs are deemed forfeited. As of December 31, 2022, there was $0.1 million of unamortized stock-based compensation related to the first tranche.

Employee Stock Purchase Plan

Under our ESPP, employees may purchase common stock up to a specified maximum amount at a price equal to 85% of the fair market value at certain plan-defined dates. In May 2020, the Company’s stockholders approved an amendment to the ESPP to increase the number of common stock shares reserved for issuance under the ESPP by 0.5 million shares.

We issued 98,153 shares at an average price of $32.89 per share during 2022, 108,780 shares at an average price of $16.33 per share in 2021, and 134,684 shares at an average price of $11.21 per share in 2020 pursuant to the ESPP. At December 31, 2022, we have 239,887 shares of common stock reserved for issuance under the ESPP.

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model to determine the fair value of stock option grants to employees and directors and employee stock purchase plan shares. The fair value of share-based payments was estimated on the date of grant based on the following assumptions:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Options	ESPP	Options	ESPP	Options	ESPP
Risk-free interest rate	1.41% to 4.01%	1.63% to 4.65%	0.58% to 1.28%	0.05%	0.42% to 1.8%	0.11% to 1.8%
Volatility	66% to 67%	64% to 65%	66% to 67%	66% to 67%	74% to 75%	74% to 75%
Expected term in years	6.3 to 6.4	0.5	6.4 to 6.5	0.5	6.5 to 6.6	0.5
Expected dividend yield	0%	0%	0%	0%	0%	0%

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense for 2022, 2021, and 2020 was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$19,100	$10,463	$6,949
General and administrative	28,753	16,369	10,671
	$47,853	$26,832	$17,620

Stock-based compensation expense for share-based awards to non-employees was $0.1 million in 2022, and $0.2 million in 2021, and 2020.

As of December 31, 2022, we expect to recognize $94.4 million of unrecognized compensation cost related to unvested stock options over a weighted-average period of 2.8 years, $20.5 million of unrecognized compensation cost related to unvested restricted stock over a weighted-average period of 1.5 years, and $0.1 million of unrecognized compensation cost related to the first tranche of PSUs.

Warrants

In May 2022, Silicon Valley Bank exercised 16,901 warrants issued pursuant to the Term Loan Agreement with a strike price of $7.10 per share and elected the cashless settlement method. In June 2022, Silicon Valley Bank exercised additional 9,226 warrants and 8,638 warrants with a strike price of $9.76 per share and $10.42 per share, respectively. Accordingly, in 2022, we issued to Silicon Valley Bank a total of 28,306 shares of our common stock.

As of December 31, 2022, we had the following outstanding warrants issued pursuant to the Term Loan Agreement with a weighted average exercise price of $10.42 per share to purchase 12,957 shares of our common stock:

Issuance Date	Expiration Date	Exercise Price	Warrants Exercised during the Year Ended December 31, 2022	Warrants Outstanding at December 31, 2022
January 2020	January 2030	$10.42	8,638	12,957
May 2019	May 2029	9.76	9,226	—
August 2018	August 2028	7.10	16,901	—
			34,765	12,957

As of December 31, 2021 and 2020, we had the following outstanding warrants issued pursuant to the Term Loan Agreement with a weighted average exercise price of $9.12 per share to purchase 47,722 shares of our common stock: o

Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding at December 31, 2019	Warrants Exercised during the Year Ended December 31, 2020	Warrants Outstanding at December 31, 2020 and 2021
January 2020	January 2030	$10.42	—	—	21,595
May 2019	May 2029	9.76	23,065	13,839	9,226
August 2018	August 2028	7.10	42,253	25,352	16,901
February 2016	February 2026	6.59	51,214	51,214	—
October 2015	October 2025	6.90	48,892	48,892	—
			165,424	139,297	47,722

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Claims Settlement

In the first quarter of 2020, we received $2.2 million from a claims settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. This settlement was recognized in equity as additional paid-in capital.
Note 9 — Commitments and Contingencies

Operating Leases

In May 2021, we amended the lease agreement for buildings 250, 256 and 280 East Grand Avenue, South San Francisco, California for our existing facilities and extended the lease term until June 30, 2022, which was accounted for as a lease modification in accordance with ASC 842, Leases. Pursuant to such guidance, the Company remeasured the modified lease using the revised term as of the modification date. Adjustments were made to reflect the remeasured liability with the offset to the right-of-use asset. The lease includes rental payments and payment of certain operating expenses.

During the fourth quarter of 2021, we officially relocated from our old headquarters to our new facilities at Oyster Point. As a result of the relocation, we considered ceasing use of the existing headquarters, which triggered an impairment assessment. In connection with this assessment, we recorded an impairment loss of $2.8 million, consisting of right-of-use assets of the existing headquarters, which is included in operating expenses on the consolidated statement of operations for the year ended December 31, 2021. No expense was recognized in 2022 due to the impairment that was recorded in 2021. We were subject to the fixed rental fee payments for the existing headquarters until the lease expired in June 2022.

In July 2019, we entered into the Oyster Point Lease of office and laboratory space at a facility located in South San Francisco, California and in May 2020, January 2021, November 2021, and October 2022, we entered into first, second, third, and fourth amendments to the Oyster Point Lease.

The Oyster Point Lease commenced on March 31, 2021 and upon commencement, we recognized a right-of-use asset of $77.9 million, a short-term lease liability of $3.7 million and a long-term lease liability of $85.3 million. The long-term lease liability includes $11.1 million of tenant improvement reimbursements as of March 31, 2021. The Oyster Point Lease has expiration date of October 31, 2033 and we have two consecutive five-year options to extend the lease. The options to extend the lease term were not included as part of the right-of-use asset or lease liability as the exercise of the options were not reasonably assured at the inception of the lease. During the fourth quarter of 2022, we entered into the fourth amendment of the lease to amend the lease payment schedule, which increased the remaining lease payment through the lease expiration date. The amendments were accounted for as lease modifications in accordance with ASC 842.

As of December 31, 2022, the remaining lease term of the Oyster Point Lease is 10.8 years and the discount rate used to determine the related lease liability was 8.7%. We paid a total security deposit of $5.1 million in December 2019 and December 2020. The landlord has provided a tenant improvement allowance of $43.6 million in aggregate for costs relating to the initial design and construction of the improvements. As of December 31, 2022, the total commitment of undiscounted lease payments for the Oyster Point Lease was $220.4 million.

In January 2022, we entered into a series of lease agreements with the sub-landlord and landlord and leased an office space at a facility located in Radnor, Pennsylvania (the "Radnor Lease"). The Radnor Lease commenced on September 1, 2022, when the leasehold improvements were substantially completed, and we gained a control over the use of the underlying assets. Upon commencement, we recognized a right-of-use asset of $3.4 million, a short-term lease liability of $0.4 million and a long-term lease liability of $1.9 million. The right-of-use asset includes $1.1 million of lease prepayments made before the commencement date. We will pay certain operating costs of the facility and have certain rights to sublease under the agreement. The Radnor Lease had an initial expiration date of May 31, 2024 with the sub-landlord. We will then continue to lease the premises with the landlord through July 31, 2027 with one five-year option to extend the lease. The option to extend the lease term were not included as part of the right-of-use asset or lease liability as the exercise of the options were not reasonably assured at the inception of the lease.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2022, the remaining lease term of the Radnor Lease is 4.6 years and the discount rate used to determine the related lease liability was 8.3%. We have incurred a tenant improvement cost of $1.2 million relating to the initial design and construction of the improvements before the commencement date. The tenant improvement cost is offset by a tenant improvement allowance of $0.3 million from the landlord, and the net tenant improvement cost incurred before the commencement date is accounted for lease prepayment. The total commitment of undiscounted lease payments for the Radnor Lease was $2.8 million as of December 31, 2022.

Cash paid for operating lease for the years ended December 31, 2022 and 2021 was $24.1 million and $6.1 million, respectively, and was included in net cash used in operating activities in our consolidated statements of cash flows.

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

Finance leases are accounted for on the consolidated balance sheets with right-of-use assets and lease liabilities recognized in property and equipment, other current liabilities, and other non-current liabilities, respectively. The finance lease cost is recognized as a combination of the amortization expense for the right-of-use assets calculated on a straight-line basis over the five-year estimated useful life for laboratory equipment and interest expense for the outstanding lease liabilities using the determined discount rates. As of December 31, 2022, we have recognized finance lease right-of-use assets of $2.4 million, short-term finance lease liabilities of $1.0 million, and long-term finance lease liabilities of $1.0 million.

As of December 31, 2022, the weighted average remaining lease term for the finance leases is 4.0 years and the weighted average discount rate used to determine the finance lease liabilities is 9.47%.

The cash paid for finance lease for the year ended December 31, 2022 was $0.9 million and was included in financing activities in our consolidated statement of cash flows.

Future minimum lease payments under non-cancellable leases as of December 31, 2022 is as follows (in thousands):

Years ending December 31:	Operating Leases	Finance Leases
2023	$13,465	$990
2024	18,738	990
2025	19,563	204
2026	20,180	—
2027	20,514	—
Thereafter	130,719	—
Total future minimum lease payments	223,179	2,184
Less: Imputed interest	(83,455)	(183)
Total lease liability	$139,724	$2,001

Rent expense for operating and finance leases was $21.6 million, $23.1 million, and $5.7 million for 2022, 2021, and 2020, respectively.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

We did not record an income tax provision in 2022, 2021, and 2020 because we had net taxable losses. Our significant jurisdictions are the United States and California.

The following reconciles the statutory federal income tax rate to our effective tax rate:

	Years Ended December 31,
	2022	2021	2020
Tax at federal statutory tax rate	21%	21%	21%
State tax, net of federal benefits	1%	0%	1%
Change in state effected rates	0%	(1)%	(2)%
Tax credits, net	4%	3%	3%
Change in valuation allowance	(26)%	(24)%	(23)%
Stock-based compensation	2%	2%	1%
Other	(2)%	(1)%	(1)%
Total	0%	0%	0%

Deferred tax assets, net, reflecting the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, were as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$202,459	$181,977
Tax credits	98,292	77,366
Liability related to sale of future royalties	68,366	38,302
Reserves and accruals	23,950	15,409
Capitalized R&D	48,047	1,115
Long-term lease liability	28,901	26,223
Deferred revenue	—	18,608
Total noncurrent deferred tax assets	470,015	359,000
Deferred tax liabilities:
Depreciation and amortization	(7,909)	(7,664)
Operating lease right-of-use assets	(18,192)	(15,643)
Convertible notes	—	(8,296)
Total noncurrent deferred tax liabilities	(26,101)	(31,603)
Less: Valuation allowance	(443,914)	(327,397)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting our future results and an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $116.5 million in 2022 and increased by $52.6 million in 2021.

At December 31, 2022 federal NOL carryforwards were $834.4 million and apportioned state NOL carryforwards before federal benefits were $367.1 million. If not utilized, federal and state operating loss carryforwards incurred prior to 2018 will begin to expire in various amounts beginning 2022 and 2028, respectively.

At December 31, 2022, tax credits of $99.4 million and $21.0 million for federal and California income tax purposes, respectively consisted of Research and Development Credits and Orphan Drug Credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2022. California based credit carryforwards do not expire.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In general, under Section 382, a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. We do not believe it has experienced an ownership change since 2006, however, a portion of its NOLs and tax credits prior to 2007 will be subject to limitations under Section 382.

Activity related to our gross unrecognized tax benefits were (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at the beginning of the year	$11,295	$10,522	$9,922
Increase related to prior year tax positions	4,438	—	—
Decrease related to prior year tax positions	(1,804)	(29)	(3)
Increase related to current year tax positions	4,426	802	603
Balance at the end of the year	$18,355	$11,295	$10,522

We are subject to federal and various state and local income tax examination for all fiscal years with unutilized NOLs and tax credit carryforwards. Included in the balance of unrecognized tax benefits as of December 31, 2022, 2021, and 2020 are $17.7 million, $10.3 million, and $9.6 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code, including provisions addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act provides for refundable employee retention tax credits and the deferral of the employer-paid portion of Social Security taxes. For the years ended December 31, 2022, 2021, and 2020, respectively, the Company’s income tax provision was not significantly impacted by the CARES Act.

The Inflation Reduction Act of 2022, or IRA, was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the United States through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a 1 percent new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and others. The IRA provisions are effective for tax years beginning after December 31, 2022. At this time, none of the IRA tax provisions are expected to have a material impact to our consolidated tax provision for the year ending December 31, 2023. The Company will continue to closely monitor any effects from future legislation.

Note 11 — Subsequent Events

CRL in response to our NDA for omecamtiv mecarbil

On February 28, 2023, we announced that we received a CRL from the FDA’s Division of Cardiology and Nephrology regarding our NDA for omecamtiv mecarbil for the treatment of HFrEF. According to the CRL, GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. In addition, FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. FDA’s decision to issue a CRL follows an FDA Cardiovascular and Renal Drugs Advisory Committee’s vote of 8 to 3 in December 2022 that the benefits of omecamtiv mecarbil do not outweigh its risks for the treatment of HFrEF.

Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co.

On March 1, 2023, we entered into an amended and restated Controlled Equity OfferingSM Sales Agreement (the “Amended ATM Facility”), with Cantor Fitzgerald & Co. (“Cantor”), under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.001 per share (“the Common Stock”) having an aggregate offering price of up to $300.0 million through Cantor, as sales agent. The Amended ATM Facility amends, restates and supersedes the Controlled Equity OfferingSM Sales Agreement dated as of March 6, 2019 between the Company and Cantor.

Cantor may sell the Common Stock by any method that is deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or any other trading market for

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our common stock. Cantor will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cantor a commission of up to 3.0% of the aggregate gross sales proceeds of any common stock sold through Cantor under the Amended ATM Facility, and also have provided Cantor with customary indemnification rights.

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

As required by Rule 13a‑15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on the above evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Cytokinetics, Incorporated’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cytokinetics, Incorporated (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

March 1, 2023

ITEM 9B. OTHER INFORMATION

On March 1, 2023, we entered into an amended and restated Controlled Equity OfferingSM Sales Agreement (the “Amended ATM Facility”), with Cantor Fitzgerald & Co. (“Cantor”), under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.001 per share (“the Common Stock”) having an aggregate offering price of up to $300.0 million through Cantor, as sales agent. The Amended ATM Facility amends, restates and supersedes the Controlled Equity OfferingSM Sales Agreement dated as of March 6, 2019 between the Company and Cantor.

Cantor may sell the Common Stock by any method that is deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or any other trading market for our common stock. Cantor will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cantor a commission of up to 3.0% of the aggregate gross sales proceeds of any common stock sold through Cantor under the Amended ATM Facility, and also have provided Cantor with customary indemnification rights.

We are not obligated to make any sales of Common Stock under the Amended ATM Facility. The offering of shares of Common Stock pursuant to the Amended ATM Facility will terminate upon the termination of the Amended ATM Facility in accordance with its terms.

The foregoing description of the Amended ATM Facility is qualified in its entirety by reference to the Amended ATM Facility, a copy of which is attached hereto as Exhibit 10.28 to this Annual Report on Form 10-K and incorporated herein by reference.

The legal opinion of Cooley LLP relating to the shares of Common Stock being offered pursuant to the Amended ATM Facility is filed as Exhibit 5.1 to this Annual Report on Form 10-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers and employees. We publicize the Code of Ethics through posting the policy on our website, www.cytokinetics.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics within four business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, where it appears under the heading “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, where it appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plans at December 31, 2022.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, where it appears under the headings “Certain Business Relationships and Related Party Transactions” and “Board of Directors – Independence of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, where it appears under the headings “Proposal Three – Ratification of Selection of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2023.

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

b)
Exhibits:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Amended and Restated Bylaws.	8-K	000-50633	February 17, 2023	3.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank.	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Note due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Description of Securities					X

4.7	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.8	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.9	Certificate of Change of Registered Agent					X

5.1	Opinion of Cooley LLP					X

10.1	Lease, dated July 24, 2019, by and between the Company and KR Oyster Point 1, LLC	10-Q	000-50633	November 1, 2019	10.52

10.2	First Amendment to Lease, dated May 12, 2020, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 26, 2021	10.59

10.3	Second Amendment to Lease, dated January 26, 2021, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 26, 2021	10.60

10.4	Third Amendment to Lease, dated November 12, 2021, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 25, 2022	10.4

10.5	Fourth Amendment to Lease, dated October 12, 2022, by and between the Company and KR Oyster Point 1, LLC					X

10.6	Form of Indemnification Agreement between the Company and each of its directors and executive officers	10-Q	000-50633	August 5, 2008	10.1

10.7+	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.8+	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements	10-K	000-50633	March 12, 2009	10.68

10.9+	Amended and Restated 2004 Equity Incentive Plan					X

10.10+	Amended and Restated 2015 Employee Stock Purchase Plan	DEF 14A	000-50633	March 26, 2020	Appendix A

10.11+	Form of Option Agreement (Employee Annual Grant)					X

10.12+	Form of Option Agreement (New Hire Inducement)					X

10.13+	Form of Option Agreement (Director Annual Grant)					X

10.14+	Form of Option Agreement (Director Onboarding)					X

10.15+	Form of Restricted Stock Unit Award Agreement (Employee Annual Grant)					X

10.16+	Form of Restricted Stock Unit Award Agreement (Employee Key Performer)					X

10.17+	Form of Restricted Stock Unit Award Agreement (Director Annual Grant)					X

10.18+	Form of Executive Employment Agreement between the Company and its executive officers	10-K	000-50633	March 7, 2014	10.39

10.19#†	License and Collaboration Agreement, dated July 14, 2020, by and between the Company and Ji Xing Pharmaceuticals Limited	10-Q/A	000-50633	March 11, 2021	10.1

10.20#†	License and Collaboration Agreement, dated December 20, 2021, by and between the Company and Ji Xing Pharmaceuticals Limited	10-K	000-50633	February 25, 2022	10.14

10.21#	Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and the Company	10-K	000-50633	February 25, 2022	10.18

10.22	First Amendment to Development Funding Loan Agreement, dated July 6, 2022, by and among Royalty Pharma Development Funding, LLC and the Company					X

10.23	Second Amendment to Development Funding Loan Agreement, dated December 8, 2022, by and among Royalty Pharma Development Funding, LLC and the Company					X

10.24#†	Royalty Purchase Agreement, dated February 1, 2017, by and between the Company and RPI Finance Trust	10-K	000-50633	March 6, 2017	10.44

10.25#	Amendment No. 1 to Royalty Purchase Agreement, dated January 7, 2022, by and between the Company and RPI Finance Trust	10-K	000-50633	February 25, 2022	10.20

10.26#	Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between the Company and Royalty Pharma Investments 2019 ICAV	10-K	000-50633	February 25, 2022	10.21

10.27+	Description of Director Compensation	10-Q	000-50633	November 4, 2022	10.1

10.28	Amended and Restated Controlled Equity OfferingSM Sales Agreement, dated as of March 1, 2023, by and between the Company and Cantor Fitzgerald & Co.					X

23.1	Consent of independent registered public accounting firm					X

24.1	Power of Attorney (included in the signature page to this report)					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

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

# Portions of this Exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed or is of the type of information Cytokinetics treats as confidential.

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
Robert I. Blum
President, Chief Executive Officer and Director

Dated: March 1, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert I. Blum, Ching Jaw, and Robert Wong, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023

/s/ CHING W. JAW Ching W. Jaw	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 1, 2023

/s/ ROBERT C. WONG Robert C. Wong	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023

/s/ JOHN T. HENDERSON John T. Henderson, M.B. Ch.B.	Chairman of the Board of Directors	March 1, 2023

/s/ MUNA BHANJI	Director	March 1, 2023
Muna Bhanji

/s/ SANTO J. COSTA Santo J. Costa	Director	March 1, 2023

/s/ ROBERT A. HARRINGTON Robert A. Harrington, M.B.	Director	March 1, 2023

/s/ EDWARD M. KAYE Edward M. Kaye, M.D.	Director	March 1, 2023

/s/ B. LYNNE PARSHALL B. Lynne Parshall	Director	March 1, 2023

/s/ SANDFORD D. SMITH Sandford D. Smith	Director	March 1, 2023

/s/ WENDELL WIERENGA Wendell Wierenga, Ph.D.	Director	March 1, 2023

/s/ NANCY J. WYSENSKI	Director	March 1, 2023
Nancy J. Wysenski