Form 10-Q
period 2023-03-31
CYTOKINETICS INC
filed 2023-05-05
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares of common stock, $0.001 par value, outstanding as of May 2, 2023: 95,640,600

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three months ended March 31, 2023

Glossary of Terms

Unless the context requires otherwise, references to “Cytokinetics,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Cytokinetics, Incorporated and its subsidiaries. References to “Notes” in this Form 10-Q are to the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. We also have used other specific terms in this Form 10-Q, most of which are explained or defined below:

Term/Abbreviation	Definition
2004 Plan	Cytokinetics’ Amended and Restated 2004 Equity Incentive Plan
2020 RTW Transactions

The transactions contemplated by the RTW Royalty Purchase Agreement, Ji Xing Aficamten License Agreement and the Common Stock Purchase Agreements, dated July 14, 2020, by and between Cytokinetics and the RTW Investors

2021 RTW Transactions	The transactions contemplated by the Ji Xing OM License Agreement and the Common Stock Purchase Agreements, dated December 20, 2021 by and between Cytokinetics and the RTW Investors
2022 RPI Transactions	The transactions contemplated by the RP Loan Agreement and the RP Aficamten RPA
2026 Notes	Cytokinetics’ 4% convertible senior notes due 2026
2027 Indenture	Indenture Agreement, dated July 6, 2022, between Cytokinetics and U.S. Bank Trust Company, as trustee
2027 Notes	Cytokinetics’ 3.50% convertible senior notes due 2027
ACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACC	American College of Cardiology
AHA	American Heart Association
ALS	amyotrophic lateral sclerosis (also known as Lou Gehrig’s Disease)
ALSFRS-R	ALS Functional Rating Scale – Revised
Amended ATM Facility	amended and restated Controlled Equity Offering Sales Agreement
Amgen Agreement	Collaboration and Option Agreement, dated December 29, 2006, as amended, between Cytokinetics and Amgen
ARR	absolute risk reductions
Astellas Agreement	License and Collaboration Agreement, dated June 21, 2013, between Cytokinetics and Astellas
Astellas FSRA Agreement	Fast Skeletal Regulatory Activator Agreement, dated April 23, 2020 between Cytokinetics and Astellas
Astellas OSSA Agreement	License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020, as amended, between Cytokinetics and Astellas
ASU 2020-06

ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

BTR/W	background therapy reduction/withdrawal
cGMP	current Good Manufacturing Practice
Cantor	Cantor Fitzgerald & Co.
China	People's Republic of China (including the Hong Kong and Macau SARs)
CMC	Chemistry, Manufacturing and Controls
CMO	Contract Manufacturing Organizations
Common Stock	our common stock, par value $0.001 per share
Compensation Committee	Compensation and Talent Committee of Cytokinetics’ Board of Directors
Convertible Notes	2026 Notes and 2027 Notes

COURAGE-ALS	Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS
CPET	cardiopulmonary exercise testing
CRL	Complete Response Letter
CRO	Contract Research Organization
CV	cardiovascular
DMC	Data Monitoring Committee
E.U. or EU	European Union
EEA	European Economic Area
eGFR	estimated glomerular filtration rate
EMA	European Medicines Agency
ESPP	employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	U.S. Food and Drug Administration
Final Payment Amount

As defined in Part I, Item 2 (Management’s Discussion and Analysis of Financial Conditions and Results of Operations) of this Quarterly Report on Form 10-Q – Sources and Uses of Cash, 2022 Royalty Pharma Transactions

FOREST-HCM	Five-Year, Open-Label, Research Evaluation of Sustained Treatment with Aficamten in HCM
FORTITUDE-ALS	Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS
FSRA	fast skeletal regulatory activator
FSTA	fast skeletal muscle troponin activator
Fundamental Change	As defined in the 2027 Indenture
GAAP	Generally Accepted Accounting Principles in the U.S.
GALACTIC-HF	Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation ((EU) 2016/679)
HCM	hypertrophic cardiomyopathy
HFrEF	heart failure with reduced ejection fraction
HFSA	Heart Failure Society of America
HHS	U.S. Department of Health and Human Services
HIPAA	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act
ICER	Institute for Clinical and Economic Review
IND	Investigational New Drug
IRA	Inflation Reduction Act of 2022
IRB	Institutional Review Board
Ji Xing	Ji Xing Pharmaceuticals Limited and/or its affiliates, including Ji Xing Pharmaceuticals Hong Kong Limited
Ji Xing Aficamten License Agreement	License and Collaboration Agreement, dated July 14, 2020, by and between Cytokinetics and Ji Xing Pharmaceuticals Limited
Ji Xing Agreements	Ji Xing Aficamten License Agreement and Ji Xing OM License Agreement
Ji Xing OM License Agreement	License and Collaboration Agreement, dated December 20, 2021, by and between Cytokinetics and Ji Xing Pharmaceuticals Limited
KCCQ	Kansas City Cardiomyopathy Questionnaire

KCCQ-OSS	KCCQ Overall Summary Score
Lenders	Silicon Valley Bank and Oxford Finance LLC
LSM	least square mean
LVEF	left ventricular ejection fraction
LVOT	left ventricular outflow tract
LVOT-G	left ventricular outflow tract gradient
MAA	Marketing Authorization Application
MAPLE-HCM	Metoprolol vs Aficamten in Patients with LVOT Obstruction on Exercise Endpoints Capacity in HCM
Mavacamten Royalty	certain payments on the net sales of products containing the compound mavacamten pursuant to the Research Collaboration Agreement, dated August 24, 2012, between Cytokinetics and MyoKardia, Inc.
NDA	New Drug Application
nHCM	non-obstructive HCM
NOLs	net operating loss carryforward
NYHA	New York Heart Association
oHCM	obstructive HCM
OLE	Open-Label Extension
Ownership Change	As defined in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q, General Risks
Oxford	Oxford Finance LLC
Oyster Point Lease	Lease, dated July 24, 2019, by and between Cytokinetics and KR Oyster Point 1, LLC, as amended
Partial Redemption Limitation	As defined in the 2027 Indenture
PSU	Performance Stock Unit
Radnor Lease

As defined in Part I, Item 1 (Financial Statements (Unaudited)), Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q - Note 9 (Commitments and Contingencies) – Operating Leases

REDWOOD-HCM	Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM
REDWOOD-HCM OLE	Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM Open Label Extension
REMS	Risk Evaluation and Mitigation Strategy
RP Aficamten Liability

As defined in Part I, Item 2 (Management’s Discussion and Analysis of Financial Conditions and Results of Operations) of this Quarterly Report on Form 10-Q – Results of Operations, Non-cash interest expense on liabilities related to revenue participation right purchase agreements

RP Aficamten RPA	Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between Cytokinetics and Royalty Pharma Investments 2019 ICAV
RP Loan Agreement	Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and Cytokinetics
RP OM Liability

As defined in Part I, Item 1 (Financial Statements (Unaudited)), Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q - Note 6 (Agreements with Royalty Pharma) – 2017 RP Omecamtiv Mecarbil Royalty Purchase Agreement

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

This Form 10-Q includes discussion of certain clinical studies relating to various in-line products and/or product candidates. These studies typically are part of a larger body of clinical data relating to such products or product candidates, and the discussion herein should be considered in the context of the larger body of data. In addition, clinical trial data are subject to differing interpretations, and, even when we view data as sufficient to support the safety and/or effectiveness of a product candidate or a new indication for an in-line product, regulatory authorities may not share our views and may require additional data or may deny approval altogether.

CYTOKINETICS and our C-shaped logo are registered trademarks of Cytokinetics in the U.S. and certain other countries. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.

The information contained on our website, our Facebook, Instagram, YouTube and LinkedIn pages or our Twitter accounts, or any third-party website, is not incorporated by reference into this Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$101,616	$65,582
Short-term investments	562,346	716,995
Accounts receivable	1,006	147
Prepaid expenses and other current assets	15,661	12,462
Total current assets	680,629	795,186
Long-term investments	40,406	46,708
Property and equipment, net	78,859	80,453
Operating lease right-of-use assets	81,802	82,737
Other assets	8,119	9,691
Total assets	$889,815	$1,014,775
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,357	$25,611
Accrued liabilities	35,632	44,096
Short-term operating lease liabilities	14,263	12,829
Other current liabilities	7,968	2,081
Total current liabilities	75,220	84,617
Term loan, net	64,110	63,810
Convertible notes, net	546,513	545,808
Liabilities related to revenue participation right purchase agreements, net	306,814	300,501
Long-term operating lease liabilities	125,341	126,895
Other non-current liabilities	837	1,044
Total liabilities	1,118,835	1,122,675
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	94	94
Additional paid-in capital	1,489,814	1,481,590
Accumulated other comprehensive loss	(1,645)	(3,590)
Accumulated deficit	(1,717,283)	(1,585,994)
Total stockholders’ deficit	(229,020)	(107,900)
Total liabilities and stockholders’ deficit	$889,815	$1,014,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues:
Research and development revenues	$2,113	$1,148
Milestone revenues	2,500	—
Total revenues	4,613	1,148
Operating expenses:
Research and development	79,421	45,935
General and administrative	49,665	33,070
Total operating expenses	129,086	79,005
Operating loss	(124,473)	(77,857)
Interest expense	(6,961)	(2,746)
Loss on extinguishment of debt	—	(2,693)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(6,280)	(6,564)
Interest and other income, net	6,425	415
Net loss	$(131,289)	$(89,445)
Net loss per share — basic and diluted	$(1.38)	$(1.05)
Weighted-average number of shares used in computing net loss per share — basic and diluted	95,164	84,996
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	1,945	(2,720)
Comprehensive loss	$(129,344)	$(92,165)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (Deficit) Equity

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance, December 31, 2022	94,833,975	$94	$1,481,590	$(3,590)	$(1,585,994)	$(107,900)
Exercise of stock options	369,298	—	3,547	—	—	3,547
Issuance of common stock under restricted stock units	668,835	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(262,829)	—	(10,517)	—	—	(10,517)
Stock-based compensation	—	—	15,194	—	—	15,194
Other comprehensive income	—	—	—	1,945	—	1,945
Net loss	—	—	—	—	(131,289)	(131,289)
Balance, March 31, 2023	95,609,279	$94	$1,489,814	$(1,645)	$(1,717,283)	$(229,020)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	84,799,542	$84	$1,452,268	$(869)	$(1,207,620)	$243,863
ASU 2020-06 adoption	—	—	(49,476)	—	10,581	(38,895)
Exercise of stock options	374,242	1	4,074	—	—	4,075
Issuance of common stock under restricted stock units	663,341	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(260,172)	—	(9,602)	—	—	(9,602)
Stock-based compensation	—		8,985	—	—	8,985
Other comprehensive loss	—	—	—	(2,720)	—	(2,720)
Net loss	—	—	—	—	(89,445)	(89,445)
Balance, March 31, 2022	85,576,953	$85	$1,406,249	$(3,589)	$(1,286,484)	$116,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(131,289)	$(89,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	6,313	6,592
Stock-based compensation expense	15,194	8,985
Non-cash lease expense	935	227
Depreciation of property and equipment	1,848	1,341
Loss on investments, net	34	—
Interest receivable and amortization on investments	(3,037)	1,004
Non-cash interest expense related to debt	6,888	1,300
Loss on extinguishment of debt	—	2,693
Changes in operating assets and liabilities:
Accounts receivable	(859)	50,763
Prepaid and other assets	(1,627)	(1,422)
Accounts payable	(8,106)	(3,080)
Accrued and other liabilities	(7,755)	(3,522)
Operating lease liabilities	(120)	(579)
Other non-current liabilities	(705)	(1,668)
Net cash used in operating activities	(122,286)	(26,811)
Cash flows from investing activities:
Purchases of investments	(89,779)	(193,127)
Maturities of investments	250,701	129,790
Sales of investments	4,977	—
Purchases of property and equipment	(402)	(942)
Net cash provided by (used in) investing activities	165,497	(64,279)
Cash flows from financing activities:
Repayment of finance lease liabilities	(207)	(148)
Repayment of term loan	—	(47,651)
Debt extinguishment costs	—	(2,409)
Proceeds from 2022 RPI Transactions, net	—	149,581
Proceeds from issuance of common stock under equity incentive and stock purchase plans	3,547	4,075
Taxes paid related to net share settlement of equity awards	(10,517)	(9,602)
Net cash (used in) provided by financing activities	(7,177)	93,846
Net increase in cash, cash equivalents, and restricted cash	36,034	2,756
Cash, cash equivalents, and restricted cash, beginning of period	67,182	112,666
Cash, cash equivalents, and restricted cash, end of period	$103,216	$115,422
Supplemental cash flow disclosures:
Cash paid for interest	$40	$2,714
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for finance lease obligations	$—	$703
Amounts unpaid for purchases of property and equipment	$473	$1,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Cytokinetics, Incorporated was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is a late-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions.

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $1.7 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $131.3 million and net cash used in operations of $122.3 million for the three months ended March 31, 2023. Cash, cash equivalents, and investments decreased to $704.4 million as of March 31, 2023 from $829.3 million as of December 31, 2022. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Based on the current status of our research and development activities, we believe that our existing cash, cash equivalents and investments will be sufficient to fund cash requirements for at least the next 12 months after the issuance of this Quarterly Report on Form 10-Q. If, at any time, our prospects for financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of one or more of our research or development programs. Alternatively, we might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	March 31, 2023	March 31, 2022
Options to purchase common stock	12,362	10,855
Warrants to purchase common stock	13	47
Restricted stock and performance units	1,438	1,520
Shares issuable related to the ESPP	49	31
Shares issuable upon conversion of 2026 Notes	2,554	16,675
Shares issuable upon conversion of 2027 Notes	10,572	—
Total shares	26,988	29,128

Note 3 — Research and Development Arrangements

2021 Ji Xing and RTW Transactions

In December 2021, we entered into the 2021 RTW Transactions as described below, related to omecamtiv mecarbil.

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

Ji Xing will be responsible for the development and commercialization of omecamtiv mecarbil at its own cost and is required to use diligent efforts to develop and commercialize omecamtiv mecarbil in China and Taiwan. The development of omecamtiv mecarbil will be initially focused on HFrEF, and Ji Xing will have the opportunity to participate in Cytokinetics’ global clinical trials of omecamtiv mecarbil. Cytokinetics will supply omecamtiv mecarbil to Ji Xing either as a finished product or as an active pharmaceutical ingredient. Ji Xing may reimburse Cytokinetics for certain costs related to development and supply activities that we perform on their behalf.

The Ji Xing OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term. Ji Xing has the right to terminate the Ji Xing OM License Agreement for convenience. Each party may terminate the Ji Xing OM License Agreement for the other party’s uncured material breach, insolvency, or failure to perform due to extended force majeure events. Cytokinetics may also terminate the Ji Xing OM License Agreement if Ji Xing challenges Cytokinetics’ patents or undergoes certain change of control transactions. Rights granted to Ji Xing in relation to omecamtiv mecarbil will revert to Cytokinetics upon termination, and, under certain circumstances, subject to a low single digit royalty payment by the Company to Ji Xing on the net sales of the products containing the compound omecamtiv mecarbil in China and Taiwan. We assessed this arrangement in accordance with ASC 606 and concluded that there is one performance obligation relating to the license of functional intellectual property. The performance obligation was satisfied, and we recognized the residual allocation of arrangement consideration as revenue of $54.9 million in 2021. Due to the nature of development, including the inherent risk of development and approval by regulatory authorities, we are unable to estimate if and when the development milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be fully constrained and excluded any potential milestone payments from the initial transaction price.

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

2020 Ji Xing and RTW Transactions

On July 14, 2020, we entered in the 2020 RTW Transactions, as described below, with RTW Royalty Holdings and Ji Xing, related to aficamten, our proprietary small molecule cardiac myosin inhibitor product, a novel cardiac myosin inhibitor, and other assets.

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

We recognized a $2.5 million milestone from Ji Xing during the three months ended March 31, 2023 for the initiation of a phase 3 clinical trial for aficamten in nHCM. Although our contractual right to payment has not yet arisen under the Ji Xing Aficamten License Agreement, we determined that recognition of the milestone in accordance with ASC 606 during the first quarter of 2023 was appropriate based on our expected initiation of a phase 3 clinical trial of aficamten in nHCM. We recorded a corresponding contract asset in other current assets in our consolidated balance sheet as of March 31, 2023.

Royalty Purchase Agreement

On July 14, 2020, we entered the RTW Royalty Purchase Agreement with RTW Royalty Holdings, pursuant to which we sold our Mavacamten Royalty under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. to RTW Royalty Holdings for a one-time payment of $85.0 million. The RTW Royalty Purchase Agreement transaction closed on November 13, 2020. On March 31, 2021, RTW Royalty Holdings assigned its rights and obligations under the RTW Royalty Purchase Agreement to its affiliate, RTW ICAV. We understand that on April 18, 2022, RTW ICAV and MyoKardia, Inc. entered into agreements, which purported to assign all of RTW ICAV's rights, title and interest to the Mavacamten Royalty to MyoKardia, Inc., and on April 25, 2022, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty.

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

Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. As of March 31, 2023, Astellas has reimbursed us $11.1 million. In addition, Astellas agreed to non-cash contributions to the Company, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601.

On March 31, 2023, we announced that we will discontinue COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, and COURAGE-ALS OLE.

Research and development revenue from Astellas was $1.8 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

We had accounts receivable from Astellas of $1.0 million as of March 31, 2023. We had no accounts receivable from Astellas as of December 31, 2022.

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

Fair Value of Financial Assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		March 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$93,659	$—	$—	$93,659
U.S. Treasury securities	Level 1	125,936	45	(336)	125,645
U.S. and non-U.S. government agency bonds	Level 2	170,752	138	(646)	170,244
Commercial paper	Level 2	217,340	14	(365)	216,989
U.S. and non-U.S. corporate obligations	Level 2	90,368	—	(495)	89,873
		$698,055	$197	$(1,842)	$696,410

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$45,887	$—	$—	$45,887
U.S. Treasury securities	Level 1	172,568	—	(1,102)	171,466
U.S. Treasury securities backed repurchase agreements	Level 2	16,003	—	—	16,003
U.S. and non-U.S. government agency bonds	Level 2	136,773	12	(889)	135,896
Commercial paper	Level 2	329,359	28	(431)	328,956
U.S. and non-U.S. corporate obligations	Level 2	128,594	—	(1,209)	127,385
		$829,184	$40	$(3,631)	$825,593

No credit losses on debt securities were recognized during the three months ended March 31, 2023 or 2022. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

Note 5 — Balance Sheet Components

A reconciliation of cash, cash equivalents, and restricted cash reported in the accompanying condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows was as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$101,616	$65,582
Restricted cash	1,600	1,600
Total cash, cash equivalents, and restricted cash as reported within our consolidated statement of cash flows	$103,216	$67,182

As of March 31, 2023, our restricted cash balance of $1.6 million is used to collateralize the letters of credit associated with our fixed and variable rate vehicle allowance and short-term car rental programs. The restricted cash is classified as other current assets based on the remaining term of the underlying restriction. The letters of credit will lapse at the end of the respective contractual terms or upon termination of the arrangement.

Accrued liabilities were as follows (in thousands):

	March 31, 2023	December 31, 2022
Accrued liabilities:
Clinical and preclinical costs	$11,265	$16,105
Compensation related	13,655	21,767
Other accrued expenses	10,712	6,224
Total accrued liabilities	$35,632	$44,096

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

2022 RP Loan Agreement

Under the RP Loan Agreement, we were initially entitled to receive up to $300.0 million in term loans, $50.0 million of which was disbursed to us on closing and the remaining $250.0 million scheduled to have been available to us upon our satisfaction of customary disbursement conditions and certain development conditions by specific deadlines, as follows:

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

As a result of our receipt of a CRL on February 28, 2023, in connection to our NDA for omecamtiv mecarbil, we have not satisfied the conditions to the availability of the tranche 2 and tranche 3 loans under the RP Loan Agreement. The remaining $175.0 million under tranches 4 and 5 remain available for disbursement to us, subject to satisfaction of the conditions described above.

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

Future minimum payments under the existing borrowing under RP Loan Agreement are (in thousands):

Years ending December 31:
2023 remainder	$1,440
2024	10,080
2025	11,520
2026	11,520
2027	11,520
Thereafter	48,960
Future minimum payments	95,040
Less: Unamortized interest and loan costs	(29,024)
Term Loan, net	$66,016

As of March 31, 2023, the fair value of our RP Loan approximated its carrying value of $66.0 million based upon a market observable interest rate, which is a Level 2 input.

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

Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances. Our liability to RPI ICAV is referred to as the “RP Aficamten Liability”.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 22.4% as of March 31, 2023 and December 31, 2022.

During the first quarter of 2023, we updated our analyses of the RP Aficamten RPA to reflect our assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA increased due to changes in management’s estimates of unobservable inputs related to market conditions and timing. The adjustment is accounted for on a prospective basis in our liability calculation and did not result in a material change in our imputed interest rate or non-cash interest expense. We recognized $5.4 million of non-cash interest expense in the three months ended March 31, 2023 related to the RP Aficamten RPA.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the unamortized portion of the RP OM Liability was approximately 1.9% as of March 31, 2023 and 8.5% as of December 31, 2022.

During the first quarter of 2023, we updated our analyses of the RP OM RPA to reflect our current assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil. As a consequence of our receipt of the CRL from FDA, any approval of omecamtiv mecarbil in the United States would likely only occur after June 30, 2023, the date at which the royalty rate under the RP OM RPA will increase to no more than 5.5%. The resulting sales forecast for omecamtiv mecarbil has decreased because commercialization and sales of omecamtiv mecarbil will be delayed. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 8.5% and $4.0 million in the fourth quarter of 2022 to 1.9% and $0.9 million in the first quarter of 2023, respectively. During the three months ended March 31, 2023, the change in estimate decreased our non-cash interest expense by $3.1 million.

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

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	2023		2022
	RP Aficamten Liability	RP OM Liability	RP Aficamten Liability	RP OM Liability
Beginning balance, January 1	$105,117	$195,384	$—	$179,072
Initial carrying value	—	—	89,571	—
Interest accretion	5,363	917	2,286	4,278
Amortization of issuance costs	—	33	—	28
Ending balance, March 31	110,480	196,334	91,857	183,378

Note 7 — Debt

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As of March 31, 2023, there remain $21.1 million aggregate principal amount of 2026 Notes outstanding.

The 2026 Notes are unsecured obligations and bear interest at an annual rate of 4.0% per year, payable semi-annually on May 15 and December 15 of each year, beginning May 15, 2020. The 2026 Notes are governed by an indenture we entered into with U.S. Bank National Association, as trustee. The 2026 Notes will mature on November 15, 2026, unless earlier repurchased or redeemed by us or converted at the option of the holders. We may redeem the 2026 Notes prior to the maturity date but is not required to and no sinking fund is provided for the 2026 Notes. The 2026 Notes may be converted, under certain circumstances as described below, based on an initial conversion rate of 94.7811 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $10.55 per share). The conversion rate for the 2026 Notes will be subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture), we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change. We received approximately $133.9 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the 2026 Notes.

The 2026 Notes may be converted at the option of the holder under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 127.5% of the last reported sale price of our common stock on November 7, 2019; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the 2026 Notes for redemption; and (5) at any time from, and including, July 15, 2026 until the close of business on the scheduled trading day immediately before the maturity date, November 15, 2026. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The 2026 Notes are convertible at March 31, 2023 based on circumstance (1) defined above.

The 2026 Notes will be redeemable, in whole or in part, at our option at any time, and from time to time, on or after November 20, 2023 and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice. If a “fundamental change” (as defined in the indenture agreement, dated November 13, 2019 between us and U.S. Bank National Association, as trustee, as supplemented by the first supplemental indenture dated as of November 13, 2019 between us and such trustee) occurs, then, subject to certain exceptions, holders may require us to repurchase their 2026 Notes at a cash repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Contractual interest expense	$211	$1,380
Amortization of debt issuance costs	23	145
Total interest expense recognized	$234	$1,525

The effective interest rate of the 2026 Notes was 4.6% for the three months ended March 31, 2023. As of March 31, 2023, the unamortized debt issuance cost for the 2026 Notes was $0.4 million and will be amortized over approximately 3.7 years. If the 2026 Notes were to be converted on March 31, 2023, the holders of the 2026 Notes would receive common shares of 2.6 million with an aggregate value of $89.9 million based on the Company’s closing stock price of $35.19 as of March 31, 2023. The if-converted value of the 2026 Notes exceeded its principal amount by $68.7 million as of March 31, 2023.

The 2027 Notes ($540.0 million of aggregate principal) are our senior, unsecured obligations and are (i) senior in right of payment to our future indebtedness that is expressly subordinated to the 2027 Notes in right of payment; (ii) equal in right of payment with all of our indebtedness that is not so subordinated (including the 2026 Notes); (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The net proceeds of the 2027 Notes were approximately $523.6 million after deducting issuance costs related to the 2027 Notes. The 2027 Notes bear interest at a rate of 3.5% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2023. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed or repurchased.

The 2027 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate(s). The initial conversion rate for the 2027 Notes is 19.5783 shares of our common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $51.08 per share. Holders of the 2027 Notes may convert all or any portion of their convertible notes at their option only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2022, if the last reported sale price per share of our common stock, $0.001 par value per share, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on our common stock, as described in the 2027 Indenture; (iv) if we call such 2027 Notes for redemption; and (v) at any time from, and including, March 1, 2027 until the close of business on the scheduled trading day immediately before the maturity date.

We may not redeem the 2027 Notes at our option at any time before July 7, 2025. The 2027 Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the 2027 Indenture)), at our option at any time, and from time to time, on or after July 7, 2025 and, in the case of a partial redemption, on or before the 60th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (ii) the trading day immediately before the date we may send such notice. In addition, calling any of the 2027 Notes for redemption will constitute a Make-Whole Fundamental Change with respect to that convertible note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption. The conversion rate for the 2027 Notes shall not exceed 25.4517 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the 2027 indenture). Pursuant to the Partial Redemption Limitation, we may not elect to redeem less than all of the outstanding 2027 Notes unless at least $75.0 million aggregate principal amount of 2027 Notes are outstanding and not subject to redemption as of the time we may send the related redemption notice.

If a “Fundamental Change” (as defined in the 2027 Indenture) occurs, then, subject to a limited exception for certain cash mergers, noteholders may require us to repurchase their 2027 Notes at a cash repurchase price equal to the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving us and certain de-listing events with respect to our common stock.

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

Three Months Ended March 31, 2023
Contractual interest expense	$4,724
Amortization of debt issuance costs	682
Total interest expense recognized	$5,406

The effective interest rate of the 2027 Notes was 4.2% as of March 31, 2023. As of March 31, 2023, the unamortized debt issuance cost for the 2027 Notes was $14.2 million and will be amortized over approximately 4.3 years. If the 2027 Notes were to be converted on March 31, 2023, the holders of the 2027 Notes would receive common shares of 10.6 million with an aggregate value of $372.0 million based on our closing stock price of $35.19 as of March 31, 2023. The if-converted value of the 2027 Notes was below the principal value of the Notes of $540.0 million as of March 31, 2023. In addition, during the three months ended March 31, 2023, the conditions allowing holders of the Notes to convert were not met. As a result, the 2027 Notes are not convertible during the three months ended March 31, 2023.

Future minimum payments under the 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2027 Notes	2026 Notes
2023 remainder	$9,450	$845
2024	18,900	845
2025	18,900	845
2026	18,900	21,978
2027	558,900	—
Future minimum payments	625,050	24,513
Less: Interest	(85,050)	(3,381)
Convertible notes, principal amount	540,000	21,132
Less: Debt costs on the convertible notes	(14,190)	(429)
Net carrying amount of the convertible notes	$525,810	$20,703

As of March 31, 2023, the estimated fair value of the 2027 Notes and 2026 Notes was $517.2 million and $72.5 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

Note 8 — Stockholders’ Equity

Equity Incentive Plan

Our 2004 Plan provides for us to grant incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units, performance shares and performance units to employees, directors, and consultants. We may grant options for terms of up to ten years at prices not lower than 100% of the fair market value of our common stock on the date of grant. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years.

Our annual grant of stock-based compensation takes place during the first quarter of each year. Our stock options and restricted stock units granted for the first quarter of 2023 was as follows:

	Grants	Weighted Average Grant Date Fair Value per Share
Stock options	1,907,875	$39.21
Restricted stock units	913,483	$39.14

As of March 31, 2023, the total authorized shares under the 2004 Plan available for grant was 7.9 million.

Stock-based compensation expense was $15.2 million and $9.0 million for the three months ended March 31, 2023 and 2022, respectively.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co.

On March 1, 2023, we entered into the Amended ATM Facility, with Cantor, under which we may offer and sell, from time to time at our sole discretion, shares of the Common Stock having an aggregate offering price of up to $300.0 million through Cantor, as sales agent. The Amended ATM Facility amends, restates and supersedes the Controlled Equity Offering Sales Agreement dated as of March 6, 2019 between the Company and Cantor.

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

Note 9 — Commitments and Contingencies

Operating Leases

In July 2019, we entered into the Oyster Point Lease of office and laboratory space at a facility located in South San Francisco, California, and we entered into amendments to the Oyster Point Lease in 2020, 2021, and 2022. The Oyster Point Lease commenced on March 31, 2021 and upon commencement, we recognized a right-of-use asset of $77.9 million, a short-term lease liability of $3.7 million and a long-term lease liability of $85.3 million. The long-term lease liability includes $11.1 million of tenant improvement reimbursements as of March 31, 2021. The Oyster Point Lease has an expiration date of October 31, 2033.

As of March 31, 2023, the remaining lease term of the Oyster Point Lease is 10.6 years and the discount rate used to determine the related lease liability was 8.7%. As of March 31, 2023, the total commitment of undiscounted lease payments for the Oyster Point Lease was $217.4 million.

In January 2022, we entered into a series of lease agreements with the sub-landlord and landlord and leased an office space at a facility located in Radnor, Pennsylvania (the "Radnor Lease"). The Radnor Lease commenced on September 1, 2022, when the leasehold improvements were substantially completed, and we gained control over the use of the underlying assets. Upon commencement, we recognized a right-of-use asset of $3.4 million, a short-term lease liability of $0.4 million and a long-term lease liability of $1.9 million. The right-of-use asset includes $1.1 million of lease prepayments made before the commencement date. The Radnor Lease has an expiration date of July 31, 2027.

As of March 31, 2023, the remaining lease term of the Radnor Lease was 4.3 years and the discount rate used to determine the related lease liability was 8.3%. The total commitment of undiscounted lease payments for the Radnor Lease was $2.6 million as of March 31, 2023.

Note 10 — Subsequent Events

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•
the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, including the anticipated timing for completion and announcement of results of our clinical trials, including SEQUOIA-HCM, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;
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
•
the timing and likelihood of regulatory approval for any of our drug candidates;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Our research and development expenses for the three months ended March 31, 2023 and 2022 were $79.4 million and $45.9 million, respectively.

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

On March 4, 2023, we announced positive results from Cohort 4 of REDWOOD-HCM at the American College of Cardiology 72nd Annual Scientific Session. Specically, we announced that after 10 weeks, patients in Cohort 4 experienced significant improvements in NT-proBNP, with an average decrease of 66% (p<0.0001). High-sensitivity troponin I levels also improved significantly proportional to baseline at each study visit (p<0.05). An improvement of ≥1 NYHA Functional Class was observed in 22 of 41 (54%) patients. After the 2-week washout period, NT-proBNP and high-sensitivity troponin I levels returned to baseline levels.

Aficamten was generally well-tolerated. By Week 6, 35 (85%) of patients achieved the highest dose of 15 mg of aficamten, and 6 (15%) achieved 10 mg. There were no drug discontinuations due to adverse events. One dose reduction to 10 mg occurred due to fatigue, and one temporary dose interruption occurred due to palpitation. Three patients had serious adverse events, but none were attributed to aficamten. In 27 patients (66%), at least one treatment emergent adverse event was reported. Three patients (7.3%) had LVEF <50% at Week 10; all three patients returned to baseline LVEF after the 2-week washout period. No adverse events of heart failure were reported.

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

MAPLE-HCM

We are preparing for the second Phase 3 clinical trial of aficamten as monotherapy in patients with oHCM, MAPLE-HCM (Metoprolol vs Aficamten in Patients with LVOT Obstruction on Exercise Endpoints in HCM). We expect to begin MAPLE-HCM in the second quarter of 2023. MAPLE-HCM is a Phase 3, multi-center, randomized, double-blind, active-comparator trial in patients with symptomatic oHCM and elevated LVOT gradient. It is expected to enroll approximately 170 patients. The primary endpoint is change in peak oxygen uptake (pVO2), assessed by CPET from baseline to Week 24. Secondary endpoints include change in NYHA class, KCCQ, N-terminal prohormone brain natriuretic peptide (NT-proBNP), and measures of structural remodeling.

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

On March 4, 2023, we announced 48-week data from FOREST-HCM at the American College of Cardiology 72nd Annual Scientific Session. Specifically, we announced that new data through 48 weeks of treatment showed that aficamten was associated with significant reductions in the average resting LVOT-G (mean change from baseline (SD) = -32 (28) mmHg, p<0.0002) and Valsalva LVOT-G (mean change from baseline (SD) = -47 (28) mmHg, p<0.0001). Treatment with aficamten also resulted in significant improvements in NYHA class, with 88% of patients experiencing a ≥1 NYHA Functional Class improvement, and significant improvements in NT-proBNP, with an average decrease of 70% from baseline to Week 48 (p<0.0001). At baseline, 19 patients met eligibility criteria for septal reduction therapy (SRT), defined as NYHA Class III and peak LVOT-G ≥50 mmHg, but treatment with aficamten eliminated SRT eligibility in all 19 patients at 48 weeks. Aficamten was safe and well-tolerated, with no treatment-related serious adverse events (SAEs). There were no instances of LVEF <50% attributed to aficamten. One dose reduction and one temporary dose interruption occurred, neither of which were attributed to treatment with aficamten.

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

We currently have no clinical stage drug candidates in our skeletal muscle contractility program.

Reldesemtiv

Prior to our announcement that we would be discontinuing COURAGE-ALS, we had been developing reldesemtiv, a FSTA, as a potential treatment for people living with debilitating diseases and conditions associated with muscular weakness, and/or muscle fatigue, including ALS.

Reldesemtiv was an investigational drug candidate intended to slow the rate of calcium release from the regulatory troponin complex of fast skeletal muscle fibers. Reldesemtiv had demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans.

COURAGE-ALS

COURAGE-ALS was a Phase 3 clinical trial of reldesemtiv in patients with ALS. COURAGE-ALS enrolled over 450 patients with ALS. Patients were randomized 2:1 to receive 300 mg of reldesemtiv or matching placebo dosed orally twice daily for 24 weeks, followed by a 24-week period in which all patients will receive 300 mg of reldesemtiv twice daily. Eligible patients were within the first two years of their first symptom of muscle weakness, had a vital capacity of ≥65% predicted, and a screening ALSFRS-R ≤44. Patients then taking stable doses of RADICAVA® (edaravone) and/or RILUTEK® (riluzole) were permitted and randomization stratified accordingly. The primary efficacy endpoint was the change from baseline to 24 weeks in ALSFRS-R. Secondary endpoints included combined assessment of ALSFRS-R total score; time to onset of respiratory insufficiency and survival time up to week 24 using a joint rank test; change from baseline to 24 weeks for vital capacity; ALSAQ-40; and bilateral handgrip strength.

On March 31, 2023, we announced that the DMC for COURAGE-ALS, convened to conduct the second planned interim analysis of this ongoing Phase 3 clinical trial and recommended its discontinuation due to futility, as the DMS found no evidence of effect in patients treated with reldesemtiv relative to placebo on the primary endpoint or in key secondary endpoints. Given these results, study conduct in COURAGE-ALS will be concluding.

COURAGE-ALS OLE

COURAGE-ALS OLE was an open-label extension clinical study designed to assess the long-term safety and tolerability of reldesemtiv in people with ALS. Patients will be eligible for COURAGE-ALS OLE after completing their participation in COURAGE-ALS. COURAGE-ALS OLE is currently enrolling patients. As a result of the DMC for COURAGE-ALS recommending discontinuation of COURAGE-ALS due to futility, we plan to discontinue COURAGE-ALS OLE as well.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Results of Operations

Revenues

Our revenues since inception were primarily from our strategic alliances. We have not generated any revenue from commercial product sales to date.

Revenues for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022	Increase
Research and development revenues	$2,113	$1,148	$965
Milestone revenues	2,500	—	2,500
Total revenues	$4,613	$1,148	$3,465

Research and development revenues for the three months ended March 31, 2023 and 2022 were primarily from Astellas for reimbursements under the Astellas FSRA Agreement.

Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. On March 31, 2023, we announced that we would be discontinuing COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, and COURAGE-ALS OLE. As of March 31, 2023, we are eligible to receive an additional $0.9 million in reimbursements from Astellas for COURAGE-ALS which we expect to invoice in the second and/or third quarter of 2023.

Milestone revenues for the three months ended March 31, 2023 consisted of the milestone recognized from Ji Xing for the initiation of our Phase 3 clinical trial of aficamten in nHCM. Although our contractual right to payment has not yet arisen under the Ji Xing Aficamten License Agreement, we determined that recognition of the milestone in accordance with ASC 606 during the first quarter of 2023 was appropriate based on our expected initiation of a phase 3 clinical trial of aficamten in nHCM. We recorded a corresponding contract asset in other current assets in our consolidated balance sheet as of March 31, 2023.

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

Research and development expenses by program for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022	Increase
Cardiac muscle contractility	$46,158	$25,487	$20,671
Skeletal muscle contractility	21,751	11,459	10,292
All other research programs	11,512	8,989	2,523
Total research and development expenses	$79,421	$45,935	$33,486

Research and development expenses for the three months ended March 31, 2023 increased by $33.5 million from the three months ended March 31, 2022, respectively, primarily due to higher expenses for our clinical development activities for COURAGE-ALS, for our cardiac muscle inhibitor programs, and for early research activities.

On March 31, 2023, we announced that we would be discontinuing COURAGE-ALS and COURAGE-ALS OLE.

We continue to develop aficamten to treat both oHCM and nHCM.

On February 28, 2023, we received a CRL from FDA in connection with our NDA for omecamtiv mecarbil for the treatment of HFrEF. With the CRL, FDA communicated that GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. We expect to request a meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil. However, we have no plans to conduct an additional clinical trial of omecamtiv mecarbil and our focus remains on the development program for aficamten.

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

General and administrative expenses by program for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022	Increase
Total general and administrative expenses	$49,665	$33,070	$16,595

General and administrative expenses for the three months ended March 31, 2023 increased by $16.6 million from the three months ended March 31, 2022, respectively, primarily due to higher outside service spend and an increase in personnel related costs including stock-based compensation recorded during the three months ended March 31, 2023.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022	Increase (Decrease)
Term loan	$1,248	$1,147	$101
2026 Notes	234	1,525	(1,291)
2027 Notes	5,406	—	5,406
Other	73	74	(1)
Total interest expense	$6,961	$2,746	$4,215

Interest expense for the three months ended March 31, 2023 consists of interest expense related to the RP Loan Agreement between us and RPDF, interest expense related to the 2026 Notes and 2027 Notes, and interest expense related to the finance leases. Commensurate with our entry into the RP Loan Agreement, we terminated the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC and repaid all amounts outstanding thereunder in January 2022. The RP Loan Agreement effectively replaced the Term Loan Agreement. In July 2022, we issued the 2027 Notes and used the net proceeds and common stock to partially repurchase the 2026 Notes.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and the RP Aficamten RPA, respectively.

On January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV. Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances (the “RP Aficamten Liability”). The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 22.4% as of March 31, 2023.

During the first quarter of 2023, we updated our analyses of the RP Aficamten RPA to reflect our assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA increased due to changes in management’s estimates of unobservable inputs related to market conditions and timing. The adjustment is accounted for on a prospective basis in our liability calculation and did not result in a material change in our imputed interest rate or non-cash interest expense. We recognized $5.4 million of non-cash interest expense in the three months ended March 31, 2023 related to the RP Aficamten RPA.

During the first quarter of 2023, we updated our analyses of the RP OM RPA to reflect our current assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil. As a consequence of our receipt of the CRL from FDA, any approval of omecamtiv mecarbil in the United States would likely only occur after June 30, 2023, the date at which the royalty rate under the RP OM RPA will increase to no more than 5.5%, the resulting sales forecast for omecamtiv mecarbil has decreased since commercialization, and sales of omecamtiv mecarbil will be delayed. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 8.5% and $4.0 million in the fourth quarter of 2022 to 1.9% and $0.9 million in the first quarter of 2023, respectively. During the three months ended March 31, 2023, the change in estimate decreased the non-cash interest expense by $3.1 million.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022	(Decrease) Increase
RP OM Liability	$917	$4,278	$(3,361)
RP Aficamten Liability	5,363	2,286	3,077
Total non-cash interest expense recognized	$6,280	$6,564	$(284)

Interest and Other Income, net

Interest and other income, net for the three months ended March 31, 2023 and 2022 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	March 31, 2023	December 31, 2022
Financial assets:
Cash and cash equivalents	$101,616	$65,582
Short-term investments	562,346	716,995
Long-term investments	40,406	46,708
Total cash, cash equivalents and marketable securities	$704,368	$829,285
Borrowings:
Term loan, net	$64,110	$63,810
2026 Notes, net	20,703	20,679
2027 Notes, net	525,810	525,129
Total borrowings	$610,623	$609,618
Working capital:
Current assets	$680,629	$795,186
Current liabilities	75,220	84,617
Working capital	$605,409	$710,569

The following table shows a summary of our cash flows for the periods set forth below:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(122,286)	$(26,811)
Net cash provided by (used in) investing activities	165,497	(64,279)
Net cash (used in) provided by financing activities	(7,177)	93,846
Net increase in cash, cash equivalents, and restricted cash	$36,034	$2,756

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

Cash Flows Used in Operating Activities

Net cash used in operating activities of $122.3 million and $26.8 million in the three months ended March 31, 2023 and 2022, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. In the three months ended March 31, 2022, the net cash used in operating activities was offset by collection of receivables primarily from our 2021 RTW Transactions. Net loss for the three months ended March 31, 2023 and 2022 included, among other items: non-cash stock-based compensation, non-cash interest expense on liabilities related to revenue participation right purchase agreements, and non-cash interest expense related to debt.

Cash Flows Used in Investing Activities

Net cash provided by investing activities of $165.5 million in the three months ended March 31, 2023 was primarily due to sales and maturities of investments offset by purchases of investments.

Net cash used in investing activities of $64.3 million in the three months ended March 31, 2022 was primarily due to purchases of investments and property and equipment offset by proceeds from maturity of investments.

Cash Flows Provided by Financing Activities

Net cash used in financing activities of $7.2 million in the three months ended March 31, 2023 was primarily due to stock-based activities.

Net cash provided by financing activities of $93.8 million in the three months ended March 31, 2022 was primarily due to proceeds related to RP Aficamten RPA and the RP Loan Agreement and offset by the repayment of amounts owed under our Term Loan Agreement and stock-based activities.

Royalty Pharma Transactions

On January 7, 2022, we announced that we had entered into that certain RP Loan Agreement and the RP Aficamten RPA with RPDF and RPI ICAV respectively, each of which were at the time of our entry into such agreements affiliated with Royalty Pharma International plc.

Under the RP Loan Agreement, we were initially entitled to receive up to $300.0 million in term loans, $50.0 million of which was disbursed to us on closing and the remaining $250.0 million scheduled to have been available to us upon our satisfaction of customary disbursement conditions and certain development conditions by specific deadlines, as follows:

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

As a result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil, we have not satisfied the conditions to the availability of the tranche 2 and tranche 3 loans under the RP Loan Agreement. The remaining $175.0 million under tranches 4 and 5 remain available for disbursement to us, subject to satisfaction of the conditions described above.

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

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As of March 31, 2023, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding.

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

We have incurred an accumulated deficit of approximately $1.7 billion since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Therefore, our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, including aficamten, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the satisfaction of FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. We or our partners will need to demonstrate efficacy in clinical trials for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet met the safety and efficacy standards required for regulatory approval for commercialization and they may never do so. For example, the CRL we received on February 28, 2023 in connection to our NDA for omecamtiv mecarbil stated the results of GALACTIC-HF are not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, and on March 31, 2023, we announced the discontinuation of COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, due to futility.

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

We have observed certain adverse events in the clinical trials conducted with our drug candidates. Moreover, clinical trials of aficamten enroll patients who typically suffer from serious diseases which put them at increased risk of death. These patients may die while receiving our drug candidates. In such circumstances, it may not be possible to exclude with certainty a causal relationship to our drug candidate, even though the responsible clinical investigator may view such an event as not study drug-related.

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

Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. For example, our NDA for omecamtiv mecarbil for the treatment of HFrEF resulted in a CRL notwithstanding the fact that GALACTIC-HF met its primary efficacy endpoint. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process, and the guidance and advice issued by such agencies is subject to change at any time. Despite the time and efforts exerted, failure can occur at any stage, and we may encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. For example, the CRL we received from FDA in connection with our NDA for omecamtiv mecarbil stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In addition, the FDA may require that a proposed REMS be submitted as part of an NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

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

If we encounter difficulties enrolling patients in our clinical trials, including SEQUOIA-HCM, our clinical development activities could be delayed or otherwise adversely affected.

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

The failure to successfully develop, validate and obtain regulatory clearance or approval of an antibody-based immunoassay for plasma concentrations of omecamtiv mecarbil could be required by EMA for approval of our MAA in the E.U. and as a result could delay our development and commercialization strategy for omecamtiv mecarbil in the E.U. and other countries of the EEA.

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

We have been granted orphan designation by the FDA for aficamten for the potential treatment of symptomatic HCM; however, there can be no guarantee that we will receive orphan approval for aficamten, nor that we will be able to prevent third parties from developing and commercializing products that are competitive to aficamten.

We have been granted orphan drug designation in the U.S. by the FDA for aficamten for the potential treatment of symptomatic HCM. In the U.S., upon approval from the FDA of an NDA, products granted orphan drug designation are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA will generally not approve applications for other product candidates that contain the same active ingredient for the same orphan indication. Even if we are the first to obtain approval of an orphan product and are granted such exclusivity in the U.S., there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

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

We are not guaranteed to maintain orphan status for aficamten or to receive orphan status for aficamten for any other indication or for any of our other drug candidates for any indication. We are not guaranteed to be granted orphan designation in the E.U. for aficamten by the EMA. If our drug candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S. or the E.U., our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the U.S. and the E.U. for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. Moreover, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the U.S. or the E.U. for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our drug candidates for which we plan to file for orphan designation and status. If that were to happen, our orphan drug applications for our drug candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the E.U., as applicable. Further, application of the orphan drug regulations in the U.S. and Europe is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ products.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective, covered by insurance or government sponsored medical plans, and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our clinical-stage drug candidates include omecamtiv mecarbil for the potential treatment of heart failure and aficamten for the potential treatment of HCM and potentially other indications. We cannot be certain that the clinical development of our current or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. For example, our NDA for omecamtiv mecarbil for the treatment of HFrEF resulted in a CRL notwithstanding the fact that GALACTIC-HF met its primary efficacy endpoint, and that the results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. Our commercial revenues, if any, will be derived from sales of drugs that may not be commercially marketed for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

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

As a result of FDA's CRL in response to our NDA for omecamtiv mecarbil, we have not satisfied the conditions for the availability of disbursement of the $50 million tranche 2 and $25 million tranche 3 term loans under the RP Loan Agreement. The remaining $175.0 million under tranches 4 and 5 remain available for disbursement to us, subject to satisfaction of the conditions set forth in the RP Loan Agreement.

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

		Incorporated by Reference
Exhibit No.		Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.4	Amended and Restated Bylaws	8-K	000-50633	February 17, 2023	3.1

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Notes due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

10.1+	Description of Director Compensation	10-Q	000-50633	November 4, 2022	10.1

10.2	Amended and Restated Controlled Equity Offering Sales Agreement, dated as of March 1, 2023, by and between the Company and Cantor Fitzgerald & Co.	10-K	000-50633	March 1, 2023	10.28

10.3+	Compensation Information for the Company's Named Executive Officers.	8-K	000-50633	February 24, 2023	99.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)					X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

# Portions of this Exhibit have been omitted as being immaterial would be competitively harmful if publicly disclosed.

+ Management contract or compensatory plan.

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

Dated: May 5, 2023	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching W. Jaw
Ching W. Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert C. Wong
Robert C. Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)