Form 10-Q
period 2023-06-30
CYTOKINETICS INC
filed 2023-08-03
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number of shares of common stock, $0.001 par value, outstanding as of August 1, 2023: 95,997,998

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and six months ended June 30, 2023

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

FOREST-HCM	Five-Year, Open-Label, Research Evaluation of Sustained Treatment with Aficamten in HCM
FORTITUDE-ALS	Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS
FSRA	fast skeletal regulatory activator
FSTA	fast skeletal muscle troponin activator
Fundamental Change	As defined in the 2027 Indenture
GAAP	Generally Accepted Accounting Principles in the U.S.
GALACTIC-HF	Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation ((EU) 2016/679)
HCM	hypertrophic cardiomyopathy
HFpEF	heart failure with preserved ejection fraction
HFrEF	heart failure with reduced ejection fraction
HFSA	Heart Failure Society of America
HHS	U.S. Department of Health and Human Services
HIPAA	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act
ICER	Institute for Clinical and Economic Review
IND	Investigational New Drug
IRA	Inflation Reduction Act of 2022
IRB	Institutional Review Board
Ji Xing	Ji Xing Pharmaceuticals Limited and/or its affiliates, including Ji Xing Pharmaceuticals Hong Kong Limited
Ji Xing Aficamten License Agreement	License and Collaboration Agreement, dated July 14, 2020, by and between Cytokinetics and Ji Xing Pharmaceuticals Limited
Ji Xing Agreements	Ji Xing Aficamten License Agreement and Ji Xing OM License Agreement
Ji Xing OM License Agreement	License and Collaboration Agreement, dated December 20, 2021, by and between Cytokinetics and Ji Xing Pharmaceuticals Limited

KCCQ	Kansas City Cardiomyopathy Questionnaire
KCCQ-OSS	KCCQ Overall Summary Score
Lenders	Silicon Valley Bank and Oxford Finance LLC
LSM	least square mean
LVEF	left ventricular ejection fraction
LVOT	left ventricular outflow tract
LVOT-G	left ventricular outflow tract gradient
MAA	Marketing Authorization Application
MAPLE-HCM	Metoprolol vs Aficamten in Patients with LVOT Obstruction on Exercise Endpoints Capacity in HCM
Mavacamten Royalty	certain payments on the net sales of products containing the compound mavacamten pursuant to the Research Collaboration Agreement, dated August 24, 2012, between Cytokinetics and MyoKardia, Inc.
NDA	New Drug Application
nHCM	non-obstructive HCM
NOLs	net operating loss carryforward
NYHA	New York Heart Association
oHCM	obstructive HCM
OLE	Open-Label Extension
Ownership Change	As defined in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q, General Risks
Oxford	Oxford Finance LLC
Oyster Point Lease	Lease, dated July 24, 2019, by and between Cytokinetics and KR Oyster Point 1, LLC, as amended
Partial Redemption Limitation	As defined in the 2027 Indenture
PSU	Performance Stock Unit
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$68,639	$65,582
Short-term investments	497,083	716,995
Accounts receivable	985	147
Prepaid expenses and other current assets	19,868	12,462
Total current assets	586,575	795,186
Long-term investments	26,871	46,708
Property and equipment, net	77,248	80,453
Operating lease right-of-use assets	80,866	82,737
Other assets	8,339	9,691
Total assets	$779,899	$1,014,775
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,561	$25,611
Accrued liabilities	31,470	44,096
Short-term operating lease liabilities	15,701	12,829
Other current liabilities	5,885	2,081
Total current liabilities	65,617	84,617
Term loan, net	62,492	63,810
Convertible notes, net	547,288	545,808
Liabilities related to revenue participation right purchase agreements, net	313,163	300,501
Long-term operating lease liabilities	123,829	126,895
Other non-current liabilities	625	1,044
Total liabilities	1,113,014	1,122,675
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	94	94
Additional paid-in capital	1,514,169	1,481,590
Accumulated other comprehensive loss	(1,458)	(3,590)
Accumulated deficit	(1,845,920)	(1,585,994)
Total stockholders’ deficit	(333,115)	(107,900)
Total liabilities and stockholders’ deficit	$779,899	$1,014,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
Research and development revenues	$867	$968	$2,980	$2,116
Milestone revenues	—	1,000	2,500	1,000
Realization of revenue participation right purchase agreement	—	87,000	—	87,000
Total revenues	867	88,968	5,480	90,116
Operating expenses:
Research and development	83,194	57,126	162,615	103,061
General and administrative	39,722	42,716	89,387	75,786
Total operating expenses	122,916	99,842	252,002	178,847
Operating loss	(122,049)	(10,874)	(246,522)	(88,731)
Interest expense	(7,045)	(2,807)	(14,006)	(5,553)
Loss on extinguishment of debt	—	—	—	(2,693)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(6,322)	(7,003)	(12,602)	(13,567)
Interest and other income, net	6,779	864	13,204	1,279
Net loss	$(128,637)	$(19,820)	$(259,926)	$(109,265)
Net loss per share — basic and diluted	$(1.34)	$(0.23)	$(2.72)	$(1.28)
Weighted-average number of shares used in computing net loss per share — basic and diluted	95,755	85,731	95,461	85,366
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	187	(905)	2,132	(3,625)
Comprehensive loss	$(128,450)	$(20,725)	$(257,794)	$(112,890)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (Deficit) Equity

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance, December 31, 2022	94,833,975	$94	$1,481,590	$(3,590)	$(1,585,994)	$(107,900)
Exercise of stock options	369,298	—	3,547	—	—	3,547
Vesting of restricted stock units	668,835	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(262,829)	—	(10,517)	—	—	(10,517)
Stock-based compensation	—	—	15,194	—	—	15,194
Other comprehensive income	—	—	—	1,945	—	1,945
Net loss	—	—	—	—	(131,289)	(131,289)
Balance, March 31, 2023	95,609,279	94	1,489,814	(1,645)	(1,717,283)	(229,020)
Exercise of stock options	206,605	—	3,286	—	—	3,286
Vesting of restricted stock units	46,989	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	74,937	—	2,401	—	—	2,401
Stock-based compensation	—	—	18,668	—	—	18,668
Other comprehensive income	—	—	—	187	—	187
Net loss	—	—	—	—	(128,637)	(128,637)
Balance, June 30, 2023	95,937,810	$94	$1,514,169	$(1,458)	$(1,845,920)	$(333,115)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	84,799,542	$84	$1,452,268	$(869)	$(1,207,620)	$243,863
ASU 2020-06 adoption	—	—	(49,476)	—	10,581	(38,895)
Exercise of stock options	374,242	1	4,074	—	—	4,075
Vesting of restricted stock units	663,341	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(260,172)	—	(9,602)	—	—	(9,602)
Stock-based compensation	—		8,985	—	—	8,985
Other comprehensive loss	—	—	—	(2,720)	—	(2,720)
Net loss	—	—	—	—	(89,445)	(89,445)
Balance, March 31, 2022	85,576,953	85	1,406,249	(3,589)	(1,286,484)	116,261
Exercise of stock options	233,365	—	2,143			2,143
Vesting of restricted stock units	41,628	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	49,088	—	1,540	—	—	1,540
Exercise of warrants	14,136	—	—	—	—	—
Stock-based compensation	—	—	12,195	—	—	12,195
Other comprehensive loss	—	—	—	(905)	—	(905)
Net loss	—	—	—	—	(19,820)	(19,820)
Balance, June 30, 2022	85,915,170	$85	$1,422,127	$(4,494)	$(1,306,304)	$111,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(259,926)	$(109,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	12,662	13,623
Stock-based compensation expense	33,862	21,180
Non-cash lease expense	1,871	822
Depreciation of property and equipment	3,703	2,748
Loss on investments, net	35	—
Interest receivable and amortization on investments	(6,898)	1,546
Non-cash interest expense related to debt	13,871	2,642
Loss on extinguishment of debt	—	2,693
Changes in operating assets and liabilities:
Accounts receivable	(838)	54,846
Prepaid and other assets	(7,279)	(8,033)
Accounts payable	(12,429)	(11,930)
Accrued and other liabilities	(19,181)	2,557
Operating lease liabilities	(194)	(57)
Other non-current liabilities	(3,350)	(3,658)
Deferred revenue	—	(87,000)
Net cash used in operating activities	(244,091)	(117,286)
Cash flows from investing activities:
Purchases of investments	(291,371)	(263,037)
Maturities of investments	535,138	265,825
Sales of investments	4,977	—
Purchases of property and equipment	(1,119)	(1,799)
Net cash provided by investing activities	247,625	989
Cash flows from financing activities:
Repayment of finance lease liabilities	(419)	(415)
Repayment of term loan	—	(47,651)
Debt extinguishment costs	—	(2,409)
Proceeds from 2022 RPI Transactions, net	—	149,581
Proceeds from issuance of common stock under equity incentive and stock purchase plans	9,234	7,758
Taxes paid related to net share settlement of equity awards	(10,517)	(9,602)
Net cash (used in) provided by financing activities	(1,702)	97,262
Net increase in cash, cash equivalents, and restricted cash	1,832	(19,035)
Cash, cash equivalents, and restricted cash, beginning of period	67,182	112,666
Cash, cash equivalents, and restricted cash, end of period	$69,014	$93,631
Supplemental cash flow disclosures:
Cash paid for interest	$9,947	$5,474
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for finance lease obligations	$—	$1,055
Amounts unpaid for purchases of property and equipment	$—	$4,921

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $1.8 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $259.9 million and net cash used in operations of $244.1 million for the six months ended June 30, 2023. Cash, cash equivalents, and investments decreased to $592.6 million as of June 30, 2023 from $829.3 million as of December 31, 2022. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	June 30, 2023	June 30, 2022
Options to purchase common stock	12,331	11,057
Warrants to purchase common stock	13	31
Restricted stock and performance units	1,406	1,280
Shares issuable related to the ESPP	15	11
Shares issuable upon conversion of 2026 Notes	2,554	16,675
Shares issuable upon conversion of 2027 Notes	13,744	—
Total shares	30,063	29,054

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

We recognized a $2.5 million milestone from Ji Xing during the six months ended June 30, 2023 for the initiation of a phase 3 clinical trial for aficamten in nHCM. Although our contractual right to payment has not yet arisen under the Ji Xing Aficamten License Agreement, we determined that recognition of the milestone in accordance with ASC 606 during the first half of 2023 was appropriate based on our expected initiation of a phase 3 clinical trial of aficamten in nHCM. We recorded a corresponding contract asset in other current assets in our consolidated balance sheet as of June 30, 2023.

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

The allocation of the consideration for the 2020 RTW Transactions resulted in $87.0 million being allocated to the RTW Royalty Purchase Agreement representing its fair value. The fair value was determined using an income approach method based on management’s estimates of the discounted cash flows to be received over the term of the related royalty agreement, which are Level 3 fair value inputs. Management’s estimates included significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, and timing of the expected launch. The $87.0 million was initially recorded as deferred revenue. On April 25, 2022, as discussed above, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty. As a result of the full extinguishment of the Mavacamten Royalty, we recognized revenue of $87.0 million in the three and six months ended June 30, 2022.

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

Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. As of June 30, 2023, we have billed Astellas up to the maximum contribution of $12.0 million. In addition, Astellas agreed to non-cash contributions to the Company, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601.

On March 31, 2023, we announced that we will discontinue COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, and COURAGE-ALS OLE.

Research and development revenue from Astellas was $0.9 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $2.7 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.

We had accounts receivable from Astellas of $1.0 million as of June 30, 2023. We had no accounts receivable from Astellas as of December 31, 2022.

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

Fair Value of Financial Assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		June 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$45,472	$—	$—	$45,472
U.S. Treasury securities	Level 1	71,271	3	(88)	71,186
U.S. Government agency securities	Level 2	205,381	52	(651)	204,782
Commercial paper	Level 2	221,419	2	(343)	221,078
Corporate obligations	Level 2	48,697	—	(433)	48,264
		$592,240	$57	$(1,515)	$590,782

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$45,887	$—	$—	$45,887
U.S. Treasury securities	Level 1	172,568	—	(1,102)	171,466
U.S. Treasury securities backed repurchase agreements	Level 2	16,003	—	—	16,003
U.S. Government agency securities	Level 2	129,174	12	(820)	128,366
Foreign government agency securities	Level 2	7,599	—	(69)	7,530
Commercial paper	Level 2	329,359	28	(431)	328,956
Corporate obligations	Level 2	128,594	—	(1,209)	127,385
		$829,184	$40	$(3,631)	$825,593

No credit losses on debt securities were recognized during the six months ended June 30, 2023 or 2022. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

Note 5 — Balance Sheet Components

A reconciliation of cash, cash equivalents, and restricted cash reported in the accompanying condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows was as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$68,639	$65,582
Restricted cash	375	1,600
Total cash, cash equivalents, and restricted cash as reported within our consolidated statement of cash flows	$69,014	$67,182

As of June 30, 2023, our restricted cash balance of $0.4 million is used to collateralize the letters of credit associated with our fixed and variable rate vehicle allowance and short-term car rental programs. The restricted cash is classified as other current assets based on the remaining term of the underlying restriction. The letters of credit will lapse at the end of the respective contractual terms or upon termination of the arrangement.

Accrued liabilities were as follows (in thousands):

	June 30, 2023	December 31, 2022
Accrued liabilities:
Clinical and preclinical costs	$8,479	$16,105
Compensation related	16,615	21,767
Other accrued expenses	6,376	6,224
Total accrued liabilities	$31,470	$44,096

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

Future minimum payments under the existing borrowing under RP Loan Agreement are (in thousands):

Years ending December 31:
2023 remainder	$1,440
2024	10,080
2025	11,520
2026	11,520
2027	11,520
Thereafter	48,960
Future minimum payments	95,040
Less: Unamortized interest and loan costs	(27,753)
Term Loan, net	$67,287

As of June 30, 2023, the estimated fair value of our RP Loan Agreement was $55.6 million. The fair value was estimated based on Level 3 inputs.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 19.0% as of June 30, 2023 and 22.4% as of December 31, 2022.

During the first and second quarter of 2023, we updated our analyses of the RP Aficamten RPA to reflect our assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA increased from the fourth quarter of 2022 due to changes in management’s estimates of unobservable inputs related to market conditions and timing. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 22.4% and $5.2 million in the fourth quarter of 2022, 22.4% and $5.4 million in the first quarter of 2023, and to 19.0% and $4.9 million in the second quarter of 2023, respectively. During the six months ended June 30, 2023, the change in estimate decreased our non-cash interest expense by $0.8 million.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the unamortized portion of the RP OM Liability was approximately 2.9% as of June 30, 2023 and 8.5% as of December 31, 2022.

During the first and second quarter of 2023, we updated our analyses of the RP OM RPA to reflect our current assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil. As a consequence of our receipt of the CRL from FDA, the royalty rate under the RP OM RPA will increase to no more than 5.5%. The resulting sales forecast for omecamtiv mecarbil has decreased year over year because commercialization and sales of omecamtiv mecarbil will be delayed. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 8.5% and $4.0 million in the fourth quarter of 2022, 1.9% and $0.9 million in the first quarter of 2023, and to 2.9% and $1.4 million in the second quarter of 2023, respectively. During the six months ended June 30, 2023, the change in estimate decreased our non-cash interest expense by $5.8 million.

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

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	2023		2022
	RP Aficamten Liability	RP OM Liability	RP Aficamten Liability	RP OM Liability
Beginning balance, January 1	$105,117	$195,384	$—	$179,072
Initial carrying value	—	—	89,571	—
Interest accretion	5,363	917	2,286	4,278
Amortization of issuance costs	—	33	—	28
Ending balance, March 31	110,480	196,334	91,857	183,378
Interest accretion	4,903	1,419	2,574	4,429
Amortization of issuance costs	—	27	—	28
Ending balance, June 30	$115,383	$197,780	$94,431	$187,835

Note 7 — Debt

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As of June 30, 2023, there remain $21.1 million aggregate principal amount of 2026 Notes outstanding.

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

The 2026 Notes may be converted at the option of the holder under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 127.5% of the last reported sale price of our common stock on November 7, 2019; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the 2026 Notes for redemption; and (5) at any time from, and including, July 15, 2026 until the close of business on the scheduled trading day immediately before the maturity date, November 15, 2026. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The 2026 Notes are convertible at June 30, 2023 based on circumstance (1) defined above.

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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Contractual interest expense	$211	$1,380	$422	$2,760
Amortization of debt issuance costs	27	164	50	309
Total interest expense recognized	$238	$1,544	$472	$3,069

The effective interest rate of the 2026 Notes was 4.6% for the six months ended June 30, 2023. As of June 30, 2023, the unamortized debt issuance cost for the 2026 Notes was $0.4 million and will be amortized over approximately 3.4 years. If the 2026 Notes were to be converted on June 30, 2023, the holders of the 2026 Notes would receive common shares of 2.6 million with an aggregate value of $83.3 million based on the Company’s closing stock price of $32.62 as of June 30, 2023. The if-converted value of the 2026 Notes exceeded its principal amount by $62.2 million as of June 30, 2023.

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

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Contractual interest expense	$4,725	$9,449
Amortization of debt issuance costs	749	1,431
Total interest expense recognized	$5,474	$10,880

The effective interest rate of the 2027 Notes was 4.2% as of June 30, 2023. As of June 30, 2023, the unamortized debt issuance cost for the 2027 Notes was $13.4 million and will be amortized over approximately 4.1 years. If the 2027 Notes were to be converted on June 30, 2023, the holders of the 2027 Notes would receive common shares of 13.7 million with an aggregate value of $448.3 million based on our closing stock price of $32.62 as of June 30, 2023. The if-converted value of the 2027 Notes was below the principal value of the Notes of $540.0 million as of June 30, 2023. In addition, during the six months ended June 30, 2023, the conditions allowing holders of the Notes to convert were not met. As a result, the 2027 Notes are not convertible during the six months ended June 30, 2023.

Future minimum payments under the 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2027 Notes	2026 Notes
2023 remainder	$—	$423
2024	18,900	845
2025	18,900	845
2026	18,900	21,978
2027	558,900	—
Future minimum payments	615,600	24,091
Less: Interest	(75,600)	(2,959)
Convertible notes, principal amount	540,000	21,132
Less: Debt costs on the convertible notes	(13,442)	(402)
Net carrying amount of the convertible notes	$526,558	$20,730

As of June 30, 2023, the estimated fair value of the 2027 Notes and 2026 Notes was $496.8 million and $67.4 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

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

As of June 30, 2023, the total authorized shares under the 2004 Plan available for grant was 7.7 million.

Stock-based compensation expense was $18.7 million and $12.2 million for the three months ended June 30, 2023 and 2022, respectively, and $33.9 million and $21.2 million for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the remaining lease term of the Oyster Point Lease is 10.3 years and the discount rate used to determine the related lease liability was 8.7%. As of June 30, 2023, the total commitment of undiscounted lease payments for the Oyster Point Lease was $214.5 million.

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

As of June 30, 2023, the remaining lease term of the Radnor Lease was 4.1 years and the discount rate used to determine the related lease liability was 8.3%. The total commitment of undiscounted lease payments for the Radnor Lease was $2.5 million as of June 30, 2023.

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•
the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, including the anticipated timing for completion and announcement of results of our clinical trials, including SEQUOIA-HCM, anticipated timing for initiation of our clinical trials, including ACACIA-HCM, and anticipated rates of enrollment for clinical trials;
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

Our research and development expenses for the three months ended June 30, 2023 and 2022 were $83.2 million and $57.1 million, respectively, and $162.6 million and $103.1 million for the six months ended June 30, 2023 and 2022, respectively.

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

Heart failure is a grievous condition that is estimated to affect more than 64 million people worldwide an estimated half of whom have reduced left ventricular function. It is the leading cause of hospitalization and readmission in people age 65 and older. Despite broad use of standard treatments and advances in care, the prognosis for patients with heart failure is generally poor. An estimated one in five people over the age of 40 are at risk of developing heart failure, and approximately 50% of people diagnosed with heart failure will die within five years of initial hospitalization. Approximately 2 million people in the U.S. are estimated to have an ejection fraction <30%, indicating they may have worsening heart failure.

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

We recently participated in a Type A meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil in the United States. However, we have no plans to conduct an additional clinical trial of omecamtiv mecarbil. No assurance can be given that we will be able to address any of the deficiencies noted in the CRL and/or obtain FDA approval of our NDA for omecamtiv mecarbil.

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

We continue to support reviews and address questions related to the marketing applications for omecamtiv mecarbil for the treatment of HFrEF with the EMA and the Center for Drug Evaluation of the National Medical Products Administration of the People’s Republic of China.

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

On May 20, 2023, we announced additional data from Cohort 4 of REDWOOD-HCM at the International Congress of the European Society of Cardiology. Specifically, we announced that at 10 weeks, treatment with aficamten was associated with an average improvement in KCCQ-CSS of 10.6 points (p < 0.0001). Overall, 58% of patients experienced a clinical reduction in symptom burden: 12.5% had a small improvement (≥ 5-10 points), 20% had a moderate to large improvement (≥ 10-20 points), and 25% had a large to very large improvement (≥ 20 points). Additionally, 56% of patients demonstrated improvement of ≥1 New York Heart Association (NYHA) Functional Class (p = 0.011). By Week 10, 28% of patients were asymptomatic (NYHA Class 1). Furthermore, in the 14 patients who reported some angina at baseline, there was an average reduction in the Seattle Angina Questionnaire Angina Frequency (SAQ-AF) score of 14.3 points (p = 0.005) at Week 10, translating to a reduction in angina frequency from daily or weekly, to weekly or monthly. Treatment with aficamten was associated with a mean relative reduction in high-sensitivity cardiac troponin I of 21% by Week 10 with an absolute mean (SE) reduction of -24.8 ng/L (11.6; p < 0.005), and a mean relative reduction in NT-proBNP of 55% by Week 10 with an absolute mean (SE) reduction of -870 pg/mL (155.3; p < 0.0001). After the 2-week washout period, NT-proBNP and high-sensitivity troponin I levels returned to baseline levels.

We also announced that aficamten was generally well-tolerated. The most common adverse events reported were mild fatigue (9.8%) and dizziness (7.3%). By Week 6, 35 (85%) of patients achieved the highest available dose of 15 mg of aficamten, and 6 (15%) achieved 10 mg. From baseline to Week 10 there was a modest and reversible reduction in left ventricular ejection fraction (LVEF) of -5.5% (9.9%). There were no drug discontinuations due to adverse events, no treatment interruptions or down-titration events related to LVEF <50%, and no events with LVEF <40%. Three patients (7.3%) had LVEF <50% at Week 10; all three patients returned to baseline LVEF after the 2-week washout period, and none were associated with adverse events. No adverse events of heart failure were reported. Four patients (9.8%) had serious adverse events, including one previously reported death, and none were attributed to aficamten.

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

We have completed enrollment in SEQUOIA-HCM with a total of 282 patients. Patients were randomized on a 1:1 basis to receive aficamten or placebo in addition to standard-of-care treatment. Each patient will receive up to four escalating doses of aficamten or placebo based on echocardiographic guidance alone. At screening, patients enrolled in SEQUOIA-HCM must have a resting LVOT-G ≥30 mmHg, post-Valsalva peak LVOT-G ≥50 mmHg, and be NYHA Class II or III. Patients receiving aficamten will begin with 5 mg dosed once daily. At weeks 2, 4 and 6 patients will receive an echocardiogram to determine if they will be up-titrated to escalating doses of 10, 15 or 20 mg. Dose escalation will occur only if a patient has a post-Valsalva LVOT-G ≥30 mmHg and a biplane LVEF ≥55%. Patients who do not meet escalation criteria will continue to receive their current dose or may be down-titrated if appropriate.

We expect to announce topline results from SEQUOIA-HCM by the end of the calendar year 2023.

MAPLE-HCM

MAPLE-HCM (Metoprolol vs Aficamten in Patients with LVOT Obstruction on Exercise Endpoints in HCM) is our second Phase 3 clinical trial of aficamten as monotherapy in patients with oHCM. It is a Phase 3, multi-center, randomized, double-blind, active-comparator trial in patients with symptomatic oHCM and elevated LVOT gradient, which is expected to enroll approximately 170 patients. The primary endpoint is change in peak oxygen uptake (pVO2), assessed by CPET from baseline to Week 24. Secondary endpoints include change in NYHA class, KCCQ, N-terminal prohormone brain natriuretic peptide (NT-proBNP), and measures of structural remodeling.

On August 3, 2023, we announced that we had initiated patient enrollment in MAPLE-HCM.

ACACIA-HCM

ACACIA-HCM (Assessment Comparing Aficamten to Placebo on Cardiac Endpoints in Adults with Non-Obstructive HCM) is a Phase 3, multi-center, randomized, double-blind, placebo-controlled clinical trial expected to commence in September 2023. The trial is expected to enroll approximately 420 patients with symptomatic nHCM. The primary endpoint is the change in KCCQ Clinical Summary Score from baseline to Week 36. Secondary endpoints include change from baseline to Week 36 in the following: exercise capacity as measured by CPET, proportion of patients with an improvement of at least 1 NYHA Functional Class, NT-proBNP, and left atrial volume index. Additionally, while the primary analysis will take place at 36 weeks, patients will continue treatment with aficamten or placebo for up to 72 weeks in order to evaluate additional secondary and exploratory analyses including the time to first cardiovascular event.

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

In May 2022, we announced positive data relating to 38 patients, including 30 patients treated for 12 weeks and 19 patients treated for 24 weeks. The data showed that treatment with aficamten was associated with substantial reductions in the average resting LVOT-G (mean change from baseline (SD) = -32.6 (28) mmHg, p<0.0001 at 12 weeks, -32.8 (32.3) mmHg, p=0.0003 at 24 weeks) and Valsalva LVOT-G (-42.7 (38.7) mmHg, p<0.0001 at 12 weeks, -51.1 (35.3) mmHg, p<0.0001 at 24 weeks). These reductions started to occur within two weeks of treatment, were sustained through 24 weeks of treatment, and were achieved with only modest decreases in the average LVEF (-3.2 (4.2) %, p=0.0038 at 24 weeks). Compared to baseline (47% Class II, 53% Class III), NYHA Functional Class was improved in the majority of patients (p<0.0001 for improvement by one or more NYHA class), and no patients had a worsening of NYHA Class. At 12 weeks, 72% of patients improved by one class and 7% improved by two classes; at 24 weeks 61% of patients improved by one class and 17% improved by two classes. For patients reaching Week 24, 56% were Class I and 39% were Class II. There were also significant improvements in cardiac biomarkers including NTpro-BNP (reduction of 70% from baseline, p<0.001) and cardiac troponin (20% reduction, p=0.002). Treatment with aficamten was well-tolerated with one temporary discontinuation due to LVEF <50% and one temporary down-titration, neither related to drug. Both patients remain on treatment with aficamten.

In September 2022, we announced new data on the reduction and withdrawal of background standard of care medical therapy in patients treated with aficamten in FOREST-HCM. Patients in FOREST-HCM were classified as receiving standard of care therapy if they were being treated with at least a beta-blocker, nondihydropyridine calcium channel blocker, or disopyramide. Patients were eligible for BTR/W at the discretion of the site investigator, only after Week 12 and after having received a stable dose of aficamten for at least four weeks. Of 42 patients enrolled at the time of this analysis, 39 (93%) were taking ≥1 standard of care medication, and of those, 27 (69%) were receiving a beta-blocker only, 4 (10%) were receiving a calcium channel blocker only, 7 (18%) were receiving disopyramide and either a calcium channel blocker or beta-blocker, and 1 patient (3%) was receiving all three therapies. Of the 35 patients who had completed treatment with aficamten through Week 12, BTR/W was attempted in 20 patients. 17 patients (85%) achieved successful BTR/W, defined as at least one dose reduction of one medication to ≤50% of the baseline dose. Ten patients completely discontinued at least one medication, and 5 withdrew from all standard of care therapies. BTR/W was unsuccessful in three patients, who reinstituted a beta-blocker as a result of recurrence of symptoms or elevated LVOT-G. NYHA Functional Class and NT-proBNP and high-sensitivity troponin I levels remained stable before and after BTR/W. In 14 patients with an available assessment before and after BTR/W, BTR/W resulted in an increase in resting heart rate of 12 bpm (mean HR=74 ±10 bpm, p=0.0001) and Valsalva LVOT-G of 15 mmHg (mean Valsalva LVOT-G=42 ±26 mmHg, p=0.02). This data suggests that patients who achieved successful BTR/W experienced similar benefits from treatment with aficamten as those who remained on background standard of care therapy, and warrants further study.

In October 2022, we announced new data on symptom improvement and quality of life related to treatment with aficamten in FOREST-HCM. This new analysis evaluated patients’ self-reported health status using the KCCQ and compared baseline values to those collected at Week 12 and Week 24. The KCCQ is a validated patient reported outcomes tool 1 used to evaluate heart failure symptoms and their impact on social and physical limitations as well as quality of life. Higher scores indicate better health status. As early as Week 12, patients experienced substantial and significant symptom improvements as measured by the change in their KCCQ scores. The KCCQ-OSS and all KCCQ sub-domain scores demonstrated these improvements, improvements which were also noted to be sustained through Week 24. At 12 and 24 weeks, the change from baseline (mean [SD]) change in KCCQ-OSS was 16.5 [16.7] (p<0.0001) and 17.6 [24.7] (p=0.0015). The proportion of patients with clinically important improvements (improvement ≥5 points on the KCCQ-OSS) was 72.7% at Week 12 and 72.0% at Week 24, and 36.4% of patients at Week 12 and 40.0% at Week 24 reported a very large clinical improvement (≥20 points).

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

Dosing of patients in a Phase 1 clinical trial of CK-136 commenced in December 2022. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, single and multiple ascending dose trial is to assess the safety, tolerability and pharmacokinetics of CK-136 when administered orally as single or multiple doses to healthy participants. The study design, as amended, includes five groups of at least eight participants in single ascending dose cohorts and four groups of at least eight participants in multiple-dose ascending cohorts. A final optional cohort will include eight participants in an open-label, 2-period crossover arm to investigate the effect of food on CK-136.

CK-586

CK-586 is a novel, selective, oral, small molecule cardiac troponin inhibitor designed to reduce the hypercontractility associated with heart failure with preserved ejection fraction, or HFpEF. In preclinical models, CK-586 reduced cardiac hypercontractility by decreasing the number of active myosin cross-bridges during cardiac contraction thereby reducing the contractile force, without effect on calcium transients.

Dosing of patients in a Phase 1 clinical trial of CK-586 commenced in May 2023. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, double-blind, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-586 when administered orally as single or multiple doses to healthy participants. The study design includes up to eight single ascending dose cohorts comprised of 10 participants each, and four multiple-dose ascending cohorts comprised of 10 participants each. A final optional cohort will include twelve participants in an open-label, two-period crossover arm to investigate the effect of food on CK-586.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to our critical accounting policies and significant estimates in the six months ended June 30, 2023.

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

Results of Operations

Revenues

Our revenues since inception were primarily from our strategic alliances. We have not generated any revenue from commercial product sales to date.

Revenues for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	Decrease	June 30, 2023	June 30, 2022	Increase (Decrease)
Research and development revenues	$867	$968	$(101)	$2,980	$2,116	$864
Milestone revenues	—	1,000	(1,000)	2,500	1,000	1,500
Realization of revenue participation right purchase agreement	—	87,000	(87,000)	—	87,000	(87,000)
Total revenues	$867	$88,968	$(88,101)	$5,480	$90,116	$(84,636)

Research and development revenues for the three and six months ended June 30, 2023 and 2022 were primarily from Astellas for reimbursements under the Astellas FSRA Agreement.

Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. On March 31, 2023, we announced that we would be discontinuing COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, and COURAGE-ALS OLE. As of June 30, 2023, we have billed Astellas up to the maximum contribution of $12.0 million, with accounts receivable of $1.0 million, and no further revenue is expected under this arrangement.

Milestone revenues for the six months ended June 30, 2023 consisted of the milestone recognized from Ji Xing for the initiation of our Phase 3 clinical trial of aficamten in nHCM. Although our contractual right to payment has not yet arisen under the Ji Xing Aficamten License Agreement, we determined that recognition of the milestone in accordance with ASC 606 during the first half of 2023 was appropriate based on our expected initiation of a phase 3 clinical trial of aficamten in nHCM. We recorded a corresponding contract asset in other current assets in our consolidated balance sheet as of June 30, 2023.

During the three and six months ended June 30, 2022, we recognized milestone revenues under the Research Collaboration agreement dated August 24, 2012, between us and MyoKardia.

During the three and six months ended June 30, 2022, we recognized revenues of $87.0 million related to the RTW Royalty Purchase Agreement. On July 14, 2020, we entered the RTW Royalty Purchase Agreement with RTW Royalty Holdings, pursuant to which we sold our Mavacamten Royalty under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. to RTW Royalty Holdings for a one-time payment of $85.0 million. The RTW Royalty Purchase Agreement transaction closed on November 13, 2020. On March 31, 2021, RTW Royalty Holdings assigned its rights and obligations under the RTW Royalty Purchase Agreement to its affiliate, RTW ICAV. We understand that on April 18, 2022, RTW ICAV and MyoKardia, Inc. entered into agreements, which purported to assign all of RTW ICAV's rights, title and interest to the Mavacamten Royalty to MyoKardia, Inc., and on April 25, 2022, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty. As a result of the full extinguishment of the Mavacamten Royalty, we recognized revenue of $87.0 million in the three and six months ended June 30, 2022.

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

Research and development expenses by program for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	Increase (Decrease)	June 30, 2023	June 30, 2022	Increase (Decrease)
Cardiac muscle contractility	$55,315	$27,664	$27,651	$101,473	$53,151	$48,322
Skeletal muscle contractility	16,303	14,841	1,462	38,054	26,300	11,754
All other research programs	11,576	14,621	(3,045)	23,088	23,610	(522)
Total research and development expenses	$83,194	$57,126	$26,068	$162,615	$103,061	$59,554

Research and development expenses for the three and six months ended June 30, 2023 increased by $26.1 million and $59.6 million from the three and six months ended June 30, 2022, respectively, primarily due to higher expenses for our clinical development activities for COURAGE-ALS, for our cardiac muscle inhibitor programs, and for early research activities.

On March 31, 2023, we announced that we would be discontinuing COURAGE-ALS and COURAGE-ALS OLE. Research and development expenses for COURAGE-ALS and COURAGE-ALS OLE was $15.3 million and $30.7 million for the three and six months ended June 30, 2023, respectively. We expect the related expenses will decrease in the second half of 2023.

We continue to develop aficamten to treat both oHCM and nHCM.

On February 28, 2023, we received a CRL from FDA in connection with our NDA for omecamtiv mecarbil for the treatment of HFrEF. With the CRL, FDA communicated that GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. We recently participated in a Type A meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil in the United States. However, we have no plans to conduct an additional clinical trial of omecamtiv mecarbil and our focus remains on the development program for aficamten.

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

General and administrative expenses by program for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	Decrease	June 30, 2023	June 30, 2022	Increase
Total general and administrative expenses	$39,722	$42,716	$(2,994)	$89,387	$75,786	$13,601

General and administrative expenses for the three months ended June 30, 2023 decreased by $3.0 million from the three months ended June 30, 2022, primarily due to lower outside service spend during the three months ended June 30, 2023.

General and administrative expenses for the six months ended June 30, 2023 increased by $13.6 million from the six months ended June 30, 2022, primarily due to higher outside service spend and an increase in personnel related costs including stock-based compensation recorded during the six months ended June 30, 2023.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	Increase (Decrease)	June 30, 2023	June 30, 2022	Increase (Decrease)
Term loan	$1,271	$1,178	$93	$2,519	$2,325	$194
2026 Notes	238	1,544	(1,306)	472	3,069	(2,597)
2027 Notes	5,474	—	5,474	10,880	—	10,880
Other	62	85	(23)	135	159	(24)
Total interest expense	$7,045	$2,807	$4,238	$14,006	$5,553	$8,453

Interest expense for the three and six months ended June 30, 2023 consists primarily of interest expense related to the RP Loan Agreement between us and RPDF and interest expense related to the 2026 Notes and 2027 Notes. Commensurate with our entry into the RP Loan Agreement, we terminated the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC and repaid all amounts outstanding thereunder in January 2022. The RP Loan Agreement effectively replaced the Term Loan Agreement. In July 2022, we issued the 2027 Notes and used the net proceeds and common stock to partially repurchase the 2026 Notes.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and the RP Aficamten RPA, respectively.

On January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV. Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances (the “RP Aficamten Liability”). The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 19.0% as of June 30, 2023.

During the first and second quarter of 2023, we updated our analyses of the RP Aficamten RPA to reflect our assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA increased from the fourth quarter of 2022 due to changes in management’s estimates of unobservable inputs related to market conditions and timing. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 22.4% and $5.2 million in the fourth quarter of 2022, 22.4% and $5.4 million in the first quarter of 2023, and to 19.0% and $4.9 million in the second quarter of 2023, respectively. During the six months ended June 30, 2023, the change in estimate decreased our non-cash interest expense by $0.8 million.

During the first quarter of 2023, we updated our analyses of the RP OM RPA to reflect our current assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil. As a consequence of our receipt of the CRL from FDA, the royalty rate under the RP OM RPA will increase to no more than 5.5%, the resulting sales forecast for omecamtiv mecarbil has decreased since commercialization, and sales of omecamtiv mecarbil will be delayed. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 8.5% and $4.0 million in the fourth quarter of 2022, 1.9% and $0.9 million in the first quarter of 2023, and to 2.9% and $1.4 million in the second quarter of 2023, respectively. During the six months ended June 30, 2023, the change in estimate decreased our non-cash interest expense by $5.8 million.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	Increase (Decrease)	June 30, 2023	June 30, 2022	Increase (Decrease)
RP OM Liability	$1,419	$4,429	$(3,010)	$2,336	$8,707	$(6,371)
RP Aficamten Liability	4,903	2,574	2,329	10,266	4,860	5,406
Total non-cash interest expense recognized	$6,322	$7,003	$(681)	$12,602	$13,567	$(965)

Interest and Other Income, net

Interest and other income, net for the three and six months ended June 30, 2023 and 2022 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	June 30, 2023	December 31, 2022
Financial assets:
Cash and cash equivalents	$68,639	$65,582
Short-term investments	497,083	716,995
Long-term investments	26,871	46,708
Total cash, cash equivalents and marketable securities	$592,593	$829,285
Borrowings:
Term loan, net	$62,492	$63,810
2026 Notes, net	20,730	20,679
2027 Notes, net	526,558	525,129
Total borrowings	$609,780	$609,618
Working capital:
Current assets	$586,575	$795,186
Current liabilities	65,617	84,617
Working capital	$520,958	$710,569

The following table shows a summary of our cash flows for the periods set forth below:

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(244,091)	$(117,286)
Net cash provided by investing activities	247,625	989
Net cash (used in) provided by financing activities	(1,702)	97,262
Net increase in cash, cash equivalents, and restricted cash	$1,832	$(19,035)

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

Cash Flows Used in Operating Activities

Net cash used in operating activities of $244.1 million and $117.3 million in the six months ended June 30, 2023 and 2022, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. In the three months ended March 31, 2022, the net cash used in operating activities was offset by collection of receivables primarily from our 2021 RTW Transactions. Net loss for the six months ended June 30, 2023 and 2022 included, among other items: non-cash stock-based compensation, non-cash interest expense on liabilities related to revenue participation right purchase agreements, and non-cash interest expense related to debt.

Cash Flows Used in Investing Activities

Net cash provided by investing activities of $247.6 million in the six months ended June 30, 2023 was primarily due to sales and maturities of investments offset by purchases of investments.

Net cash used in investing activities of $1.0 million in the six months ended June 30, 2022 was primarily due to purchases of investments and property and equipment offset by proceeds from maturity of investments.

Cash Flows Provided by Financing Activities

Net cash used in financing activities of $1.7 million in the six months ended June 30, 2023 was primarily due to stock-based activities.

Net cash provided by financing activities of $97.3 million in the six months ended June 30, 2022 was primarily due to proceeds related to RP Aficamten RPA and the RP Loan Agreement and offset by the repayment of amounts owed under our Term Loan Agreement and stock-based activities.

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

In addition, on January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees in exchange for up to $150.0 million in consideration, $50.0 million of which was paid on the closing date, $50.0 million of which was paid to us on March 10, 2022 following the initiation of the first pivotal trial in oHCM for aficamten, and $50.0 million of which is payable following the initiation of the first pivotal clinical trial in nHCM for aficamten. Our first pivotal clinical trial in nHCM for aficamten, ACACIA-HCM, is expected to commence in September 2023.

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

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As of June 30, 2023, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding.

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

We have incurred an accumulated deficit of approximately $1.8 billion since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Therefore, our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Specific to our Company in connection with our Research and Development Activities

We received a CRL from FDA in response to our NDA for omecamtiv mecarbil. The CRL stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. No assurance can be given that we will be able to address any of the deficiencies noted in the CRL and/or obtain FDA approval of our NDA for omecamtiv mecarbil.

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

If we encounter difficulties enrolling patients in our clinical trials, then our clinical development activities could be delayed or otherwise adversely affected.

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

Moreover, pricing of our drug candidates, if approved by the FDA or other regulatory authorities for commercialization, may be impacted by cost-effectiveness and economic analyses by a Health Technology Assessment organization such as the Institute for Clinical and Economic Review, or ICER, an independent non-profit research institute that produces reports analyzing the evidence underlying the effectiveness and value of drugs and other medicinal services. ICER assessments and recommended pricing based on cost-effectiveness may affect our ability to obtain favorable pricing terms with Medicare, Medicaid, VA, DoD, TriCare, and other commercial payors. For example, in November 2021, ICER published its final evidence report and policy recommendations related to Camzyostm (mavacamten), a small molecule myosin inhibitor being developed by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.) that has a similar mechanism of action to aficamten. The report concluded that a majority of contributing panelists found that current evidence was not adequate to demonstrate a net health benefit for Camzyostm (mavacamten) added to background therapy when compared to background therapy alone or a net health benefit of Camzyostm (mavacamten) when compared to disopyramide. Moreover, ICER’s final report concluded that modeling short-term clinical benefits of Camzyostm (mavacamten) over a longer time period produces a health-benefit price benchmark index for Camzyostm (mavacamten) between $12,000-$15,000 per year, significantly lower than Bristol Myer Squibb's $95,910 current annual list price. Whilst not binding on Medicare, Medicaid, VA, DoD, TriCare, and other commercial payors, or indicative of the net health benefits, ICER could conclude for aficamten a similar conclusion that could adversely impact our ability to obtain favorable pricing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(c) In this Item 5(c) of this quarterly report on Form 10-Q, the terms “officers”, “rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” have the meanings ascribed to them in Item 408 of Regulation S-K.

None of our directors or officers entered into or modified any Rule 10b5-1 trading arrangements during the second quarter of 2023. However, during the second quarter of 2023, the following directors and officers had rule 10b5-1 trading arrangements that terminated in accordance with the terms of such arrangements:

•
John T. Henderson, M.D., Ch.B., Chairman of our Board of Directors - Dr. Henderson entered into a Rule 10b5-1 trading arrangement on December 22, 2022 that was intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Henderson 10b5-1 Plan”). In accordance with its terms, the Henderson 10b5-1 2022 Plan was to expire upon the earlier of (x) May 22, 2023 and (y) the sale of all shares subject to this trading arrangement. The Henderson 10b5-1 Plan included the exercise of up to 4,166 stock options to acquire shares of our common stock and the sale of all shares of common stock acquired upon such exercise. The Henderson 10b5-1 Plan terminated in accordance with its terms on May 15, 2023. Dr. Henderson exercised a total of 4,166 stock options to acquire common stock and sold all such underlying shares of common stock under the Henderson 10b5-1 Plan prior to its termination.
•
Ching W. Jaw, Senior Vice President & Chief Financial Officer - Mr. Jaw entered into a Rule 10b5-1 trading arrangement on December 22, 2022 that was intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Jaw 10b5-1 Plan”). In accordance with its terms, the Jaw 10b5-1 Plan was to expire upon the earlier of (x) June 30, 2023 and (y) the sale of all shares subject to this trading arrangement. The Jaw 10b5-1 Plan included the exercise of up to 30,000 stock options to acquire shares of our common stock and the sale of all shares of common stock acquired upon such exercise. The Jaw 10b5-1 Plan terminated in accordance with its terms on June 30, 2023. Mr. Jaw exercised a total of 15,000 stock options to acquire common stock and sold all such underlying shares of common stock under the Jaw 10b5-1 Plan prior to its termination.

Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5–1 trading arrangements. In addition, certain of our directors have made elections to participate in, and are participating in, our director equity in lieu of cash retainer option program (as described in the “Director Compensation” section of our Proxy Statement for our 2023 Annual Meeting), which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5–1 trading arrangements.

ITEM 6. EXHIBITS

A list of exhibits filed with this Quarterly Report on Form 10-Q or incorporated herein by reference is found in the Index to Exhibits immediately following the signature page of this report and is incorporated into this Item 6 by reference.

		Incorporated by Reference
Exhibit No.		Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation					X

3.6	Amended and Restated Bylaws	8-K	000-50633	February 17, 2023	3.1

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Notes due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

10.1+	Description of Director Compensation	10-Q	000-50633	November 4, 2022	10.1

10.2	Amended and Restated Controlled Equity Offering Sales Agreement, dated as of March 1, 2023, by and between the Company and Cantor Fitzgerald & Co.	10-K	000-50633	March 1, 2023	10.28

10.3+	Compensation Information for the Company's Named Executive Officers.	8-K	000-50633	February 24, 2023	99.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)	X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Dated: August 3, 2023	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching W. Jaw
Ching W. Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert C. Wong
Robert C. Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)