Form 10-Q
period 2023-09-30
CYTOKINETICS INC
filed 2023-11-03
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of common stock, $0.001 par value, outstanding as of November 1, 2023: 98,053,647

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and nine months ended September 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$99,692	$65,582
Short-term investments	439,547	716,995
Accounts receivable	2,499	147
Prepaid expenses and other current assets	19,678	12,462
Total current assets	561,416	795,186
Long-term investments	15,468	46,708
Property and equipment, net	75,614	80,453
Operating lease right-of-use assets	79,929	82,737
Other assets	8,187	9,691
Total assets	$740,614	$1,014,775
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,796	$25,611
Accrued liabilities	32,954	44,096
Short-term operating lease liabilities	17,236	12,829
Other current liabilities	13,737	2,081
Total current liabilities	77,723	84,617
Term loan, net	60,885	63,810
Convertible notes, net	548,134	545,808
Liabilities related to revenue participation right purchase agreements, net	370,049	300,501
Long-term operating lease liabilities	122,216	126,895
Other non-current liabilities	408	1,044
Total liabilities	1,179,415	1,122,675
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	94	94
Additional paid-in capital	1,537,321	1,481,590
Accumulated other comprehensive loss	(874)	(3,590)
Accumulated deficit	(1,975,342)	(1,585,994)
Total stockholders’ deficit	(438,801)	(107,900)
Total liabilities and stockholders’ deficit	$740,614	$1,014,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
Research and development revenues	$378	$2,515	$3,358	$4,631
Milestone revenues	—	—	2,500	1,000
Realization of revenue participation right purchase agreement	—	—	—	87,000
Total revenues	378	2,515	5,858	92,631
Operating expenses:
Research and development	82,532	62,734	245,147	165,795
General and administrative	40,111	48,222	129,498	124,008
Total operating expenses	122,643	110,956	374,645	289,803
Operating loss	(122,265)	(108,441)	(368,787)	(197,172)
Interest expense	(7,136)	(6,804)	(21,142)	(12,357)
Loss on extinguishment of debt	—	(22,246)	—	(24,939)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(6,860)	(8,963)	(19,462)	(22,530)
Interest and other income, net	6,839	4,144	20,043	5,423
Net loss	$(129,422)	$(142,310)	$(389,348)	$(251,575)
Net loss per share — basic and diluted	$(1.35)	$(1.52)	$(4.07)	$(2.85)
Weighted-average number of shares used in computing net loss per share — basic and diluted	96,071	93,758	95,666	88,195
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	584	(1,065)	2,716	(4,690)
Comprehensive loss	$(128,838)	$(143,375)	$(386,632)	$(256,265)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (Deficit) Equity

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance, December 31, 2022	94,833,975	$94	$1,481,590	$(3,590)	$(1,585,994)	$(107,900)
Exercise of stock options	369,298	—	3,547	—	—	3,547
Vesting of restricted stock units	668,835	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(262,829)	—	(10,517)	—	—	(10,517)
Stock-based compensation	—	—	15,194	—	—	15,194
Other comprehensive income	—	—	—	1,945	—	1,945
Net loss	—	—	—	—	(131,289)	(131,289)
Balance, March 31, 2023	95,609,279	94	1,489,814	(1,645)	(1,717,283)	(229,020)
Exercise of stock options	206,605	—	3,286	—	—	3,286
Vesting of restricted stock units	46,989	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	74,937	—	2,401	—	—	2,401
Stock-based compensation	—	—	18,668	—	—	18,668
Other comprehensive income	—	—	—	187	—	187
Net loss	—	—	—	—	(128,637)	(128,637)
Balance, June 30, 2023	95,937,810	94	1,514,169	(1,458)	(1,845,920)	(333,115)
Exercise of stock options	273,149	—	3,124	—	—	3,124
Vesting of restricted stock units	2,454	—	—	—	—	—
Issuance of common stock under at-the-market offering, net of issuance costs	38,431	—	1,312	—	—	1,312
Stock-based compensation	—	—	18,716	—	—	18,716
Other comprehensive income	—	—	—	584	—	584
Net loss	—	—	—	—	(129,422)	(129,422)
Balance, September 30, 2023	96,251,844	$94	$1,537,321	$(874)	$(1,975,342)	$(438,801)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2021	84,799,542	$84	$1,452,268	$(869)	$(1,207,620)	$243,863
ASU 2020-06 adoption	—	—	(49,476)	—	10,581	(38,895)
Exercise of stock options	374,242	1	4,074	—	—	4,075
Vesting of restricted stock units	663,341	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(260,172)	—	(9,602)	—	—	(9,602)
Stock-based compensation	—		8,985	—	—	8,985
Other comprehensive loss	—	—	—	(2,720)	—	(2,720)
Net loss	—	—	—	—	(89,445)	(89,445)
Balance, March 31, 2022	85,576,953	85	1,406,249	(3,589)	(1,286,484)	116,261
Exercise of stock options	233,365	—	2,143			2,143
Vesting of restricted stock units	41,628	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	49,088	—	1,540	—	—	1,540
Exercise of warrants	14,136	—	—	—	—	—
Stock-based compensation	—	—	12,195	—	—	12,195
Other comprehensive loss	—	—	—	(905)	—	(905)
Net loss	—	—	—	—	(19,820)	(19,820)
Balance, June 30, 2022	85,915,170	85	1,422,127	(4,494)	(1,306,304)	111,414
Exercise of stock options	577,369	—	6,187	—	—	6,187
Induced conversion of convertible notes	8,071,343	8	(3,386)	—	—	(3,378)
Exercise of warrants	14,170	—	—	—	—	—
Stock-based compensation	—	—	13,175	—	—	13,175
Other comprehensive loss	—	—	—	(1,065)	—	(1,065)
Net loss	—	—	—	—	(142,310)	(142,310)
Balance, September 30, 2022	94,578,052	$93	$1,438,103	$(5,559)	$(1,448,614)	$(15,977)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(389,348)	$(251,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	19,548	22,617
Stock-based compensation expense	52,578	34,355
Non-cash lease expense	2,808	1,502
Depreciation of property and equipment	5,557	4,156
Loss on investments, net	35	107
Interest receivable and amortization on investments	(10,634)	(492)
Non-cash interest expense related to debt	20,950	4,609
Loss on extinguishment of debt	—	2,693
Loss on inducement of convertible debt	—	22,246
Changes in operating assets and liabilities:
Accounts receivable	(2,352)	54,525
Prepaid and other assets	(6,937)	(8,942)
Accounts payable	(11,194)	(8,524)
Accrued and other liabilities	(15,026)	11,195
Operating lease liabilities	(272)	1,057
Other non-current liabilities	(6,009)	(3,855)
Deferred revenue	—	(87,000)
Net cash used in operating activities	(340,296)	(201,326)
Cash flows from investing activities:
Purchases of investments	(409,096)	(730,214)
Maturities of investments	726,122	446,961
Sales of investments	4,977	—
Purchases of property and equipment	(1,339)	(8,130)
Net cash provided by (used in) investing activities	320,664	(291,383)
Cash flows from financing activities:
Repayment of finance lease liabilities	(636)	(839)
Repayment of term loan	—	(47,651)
Debt extinguishment costs	—	(2,409)
Repayment of convertible debt	—	(140,330)
Proceeds from issuance of convertible debt, net	—	523,586
Proceeds from 2022 RPI Transactions, net	50,000	149,581
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	1,312	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	12,358	13,945
Taxes paid related to net share settlement of equity awards	(10,517)	(9,602)
Net cash provided by financing activities	52,517	486,281
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,885	(6,428)
Cash, cash equivalents, and restricted cash, beginning of period	67,182	112,666
Cash, cash equivalents, and restricted cash, end of period	$100,067	$106,238
Supplemental cash flow disclosures:
Cash paid for interest	$9,978	$5,555
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$—	$2,312
Right-of-use assets recognized in exchange for finance lease obligations	$—	$1,055
Amounts unpaid for purchases of property and equipment	$—	$1,866
Issuance of common stock in connection with repurchase of convertible note	$—	$317,123

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $2.0 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $389.3 million and net cash used in operations of $340.3 million for the nine months ended September 30, 2023. Cash, cash equivalents, and investments decreased to $554.7 million as of September 30, 2023 from $829.3 million as of December 31, 2022. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	September 30, 2023	September 30, 2022
Options to purchase common stock	12,163	10,838
Warrants to purchase common stock	13	13
Restricted stock and performance units	1,401	1,275
Shares issuable related to the ESPP	64	41
Shares issuable upon conversion of 2026 Notes	2,554	2,554
Shares issuable upon conversion of 2027 Notes	13,744	10,572
Total shares	29,939	25,293

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

We recognized a $2.5 million milestone from Ji Xing during the nine months ended September 30, 2023 for the initiation of a phase 3 clinical trial for aficamten in nHCM and the $2.5 million is reflected in accounts receivable at September 30, 2023.

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

The allocation of the consideration for the 2020 RTW Transactions resulted in $87.0 million being allocated to the RTW Royalty Purchase Agreement representing its fair value. The fair value was determined using an income approach method based on management’s estimates of the discounted cash flows to be received over the term of the related royalty agreement, which are Level 3 fair value inputs. Management’s estimates included significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgments, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, and timing of the expected launch. The $87.0 million was initially recorded as deferred revenue. On April 25, 2022, as discussed above, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty. As a result of the full extinguishment of the Mavacamten Royalty, we recognized revenue of $87.0 million in the three and nine months ended September 30, 2022.

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

Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. As of June 30, 2023, we have billed Astellas up to the maximum contribution of $12.0 million. In addition, Astellas agreed to non-cash contributions to the Company, which included the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601.

On March 31, 2023, we announced that we will discontinue COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, and COURAGE-ALS OLE.

We had no research and development revenue from Astellas for the three months ended September 30, 2023. Research and development revenue from Astellas was $2.5 million for the three months ended September 30, 2022, and $2.7 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively.

We had no accounts receivable from Astellas as of September 30, 2023 or December 31, 2022.

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

Fair Value of Financial Assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		September 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$56,714	$—	$—	$56,714
U.S. Treasury securities	Level 1	55,029	3	(42)	54,990
U.S. Government agency securities	Level 2	167,184	45	(309)	166,920
Commercial paper	Level 2	219,468	4	(209)	219,263
Corporate obligations	Level 2	52,825	—	(366)	52,459
		$551,220	$52	$(926)	$550,346

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$45,887	$—	$—	$45,887
U.S. Treasury securities	Level 1	172,568	—	(1,102)	171,466
U.S. Treasury securities backed repurchase agreements	Level 2	16,003	—	—	16,003
U.S. Government agency securities	Level 2	129,174	12	(820)	128,366
Foreign government agency securities	Level 2	7,599	—	(69)	7,530
Commercial paper	Level 2	329,359	28	(431)	328,956
Corporate obligations	Level 2	128,594	—	(1,209)	127,385
		$829,184	$40	$(3,631)	$825,593

No credit losses on debt securities were recognized during the nine months ended September 30, 2023 or 2022. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

Note 5 — Balance Sheet Components

A reconciliation of cash, cash equivalents, and restricted cash reported in the accompanying condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows was as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$99,692	$65,582
Restricted cash	375	1,600
Total cash, cash equivalents, and restricted cash as reported within our consolidated statement of cash flows	$100,067	$67,182

As of September 30, 2023, our restricted cash balance of $0.4 million is used to collateralize letters of credit.

Accrued liabilities were as follows (in thousands):

	September 30, 2023	December 31, 2022
Accrued liabilities:
Clinical and preclinical costs	$4,327	$16,105
Compensation related	22,352	21,767
Other accrued expenses	6,275	6,224
Total accrued liabilities	$32,954	$44,096

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

The initial consideration was allocated as follows (in thousands):

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

Future minimum payments under the existing borrowing under RP Loan Agreement are (in thousands):

Years ending December 31:
2023 remainder	$1,440
2024	10,080
2025	11,520
2026	11,520
2027	11,520
Thereafter	48,960
Future minimum payments	95,040
Less: Unamortized interest and loan costs	(26,457)
Term Loan, net	$68,583

As of September 30, 2023, the estimated fair value of our RP Loan Agreement was $56.5 million. The fair value was estimated based on Level 3 inputs.

2022 RP Aficamten Royalty Purchase Agreement

In addition, on January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees in exchange for up to $150.0 million in consideration, $50.0 million of which was paid on the closing date, $50.0 million of which was paid to us in March 2022 following the initiation of the first pivotal trial in oHCM for aficamten, and $50.0 million of which was paid to us in September 2023 following the initiation of the first pivotal clinical trial in nHCM for aficamten. The RP Aficamten RPA also provides that the parties will negotiate terms for additional funding if we achieve proof of concept results in certain other indications for aficamten, with a reduction in the applicable royalty if we and RPI ICAV fail to agree on such terms in certain circumstances.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 18.0% as of September 30, 2023 and 22.4% as of December 31, 2022.

During the first, second, and third quarter of 2023, we updated our analyses of the RP Aficamten RPA to reflect our assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the additional consideration of $50.0 million which was paid to us in September 2023 following the initiation of the first pivotal clinical trial in nHCM for aficamten. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA changed from the fourth quarter of 2022 due to changes in management’s estimates of unobservable inputs related to market conditions and timing to include projections of future royalty payments. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 22.4% and $5.2 million in the fourth quarter of 2022, 22.4% and $5.4 million in the first quarter of 2023, 19.0% and $4.9 million in the second quarter of 2023, and to 18.0% and $5.4 million in the third quarter of 2023, respectively. During the nine months ended September 30, 2023, the change in estimate decreased our non-cash interest expense by $1.5 million.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the unamortized portion of the RP OM Liability was approximately 2.9% as of September 30, 2023 and 8.5% as of December 31, 2022.

During the first and second quarter of 2023, we updated our analyses of the RP OM RPA to reflect our current assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil. As a consequence of our receipt of the CRL from FDA, the royalty rate under the RP OM RPA will increase to no more than 5.5%. The resulting sales forecast for omecamtiv mecarbil has decreased year over year because commercialization and sales of omecamtiv mecarbil will be delayed. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 8.5% and $4.0 million in the fourth quarter of 2022, 1.9% and $0.9 million in the first quarter of 2023, 2.9% and $1.4 million in the second quarter of 2023, respectively. We had no change in our estimates for the RP OM RPA in the third quarter of 2023 and the non-cash interest expense was $1.4 million for the three months ended September 30, 2023. During the nine months ended September 30, 2023, the change in estimate decreased our non-cash interest expense by $8.6 million.

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

There are a number of factors that could materially affect the amount and timing of royalty payments, a number of which are not within our control. The RP OM Liability and the RP Aficamten Liability are recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data, including competitor sales data, and reflect management’s judgments, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, timing of the expected launch and its impact on the royalty rate as well as the overall probability of success. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RP OM Liability and the RP Aficamten Liability.

We recorded $50.0 million of additional consideration associated with the 2022 RP Aficamten Royalty Purchase Agreement upon receipt of the cash in the third quarter of 2023.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions. For example, we expect to announce topline results from SEQUOIA-HCM and we may receive a response from the FDA related to our formal dispute resolution process for omecamtiv mecarbil by the end of the calendar year 2023.

Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	2023		2022
	RP Aficamten Liability	RP OM Liability	RP Aficamten Liability	RP OM Liability
Beginning balance, January 1	$105,117	$195,384	$—	$179,072
Initial carrying value	—	—	89,571	—
Interest accretion	5,363	917	2,286	4,278
Amortization of issuance costs	—	33	—	28
Ending balance, March 31	110,480	196,334	91,857	183,378
Interest accretion	4,903	1,419	2,574	4,429
Amortization of issuance costs	—	27	—	28
Ending balance, June 30	115,383	197,780	94,431	187,835
Additional consideration	50,000	—	—	—
Interest accretion	5,415	1,445	5,469	3,494
Amortization of issuance costs	—	26	—	31
Ending balance, September 30	$170,798	$199,251	$99,900	$191,360

Note 7 — Debt

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As of September 30, 2023, there remain $21.1 million aggregate principal amount of 2026 Notes outstanding.

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

The 2026 Notes may be converted at the option of the holder under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 127.5% of the last reported sale price of our common stock on November 7, 2019; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the 2026 Notes for redemption; and (5) at any time from, and including, July 15, 2026 until the close of business on the scheduled trading day immediately before the maturity date, November 15, 2026. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The 2026 Notes are convertible at September 30, 2023 based on circumstance (1) defined above.

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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Contractual interest expense	$211	$294	$633	$3,054
Amortization of debt issuance costs	29	19	79	328
Total interest expense recognized	$240	$313	$712	$3,382

The effective interest rate of the 2026 Notes was 4.6% for the nine months ended September 30, 2023. As of September 30, 2023, the unamortized debt issuance cost for the 2026 Notes was $0.4 million and will be amortized over approximately 3.2 years. If the 2026 Notes were to be converted on September 30, 2023, the holders of the 2026 Notes would receive common shares of 2.6 million with an aggregate value of $75.2 million based on the Company’s closing stock price of $29.46 as of September 30, 2023. The if-converted value of the 2026 Notes exceeded its principal amount by $54.1 million as of September 30, 2023.

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

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Contractual interest expense	$4,726	$4,462	$14,175	$4,462
Amortization of debt issuance costs	817	749	2,248	749
Total interest expense recognized	$5,543	$5,211	$16,423	$5,211

The effective interest rate of the 2027 Notes was 4.2% as of September 30, 2023. As of September 30, 2023, the unamortized debt issuance cost for the 2027 Notes was $12.6 million and will be amortized over approximately 3.8 years. If the 2027 Notes were to be converted on September 30, 2023, the holders of the 2027 Notes would receive common shares of 13.7 million with an aggregate value of $404.9 million based on our closing stock price of $29.46 as of September 30, 2023. The if-converted value of the 2027 Notes was below the principal value of the Notes of $540.0 million as of September 30, 2023. In addition, during the nine months ended September 30, 2023, the conditions allowing holders of the Notes to convert were not met. As a result, the 2027 Notes are not convertible during the nine months ended September 30, 2023.

Future minimum payments under the 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2027 Notes	2026 Notes
2023 remainder	$—	$423
2024	18,900	845
2025	18,900	845
2026	18,900	21,978
2027	558,900	—
Future minimum payments	615,600	24,091
Less: Interest	(75,600)	(2,960)
Convertible notes, principal amount	540,000	21,131
Less: Debt issuance costs on the convertible notes	(12,624)	(373)
Net carrying amount of the convertible notes	$527,376	$20,758

As of September 30, 2023, the estimated fair value of the 2027 Notes and 2026 Notes was $464.9 million and $61.1 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

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

As of September 30, 2023, the total authorized shares under the 2004 Plan available for grant was 7.6 million.

Stock-based compensation expense was $18.7 million and $13.2 million for the three months ended September 30, 2023 and 2022, respectively, and $52.6 million and $34.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

During the three and nine months ended September 30, 2023, we issued 38,431 shares of our common stock for net proceeds of $1.3 million under the Amended ATM Facility.

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

As of September 30, 2023, the remaining lease term of the Oyster Point Lease is 10.1 years and the discount rate used to determine the related lease liability was 8.7%. As of September 30, 2023, the total commitment of undiscounted lease payments for the Oyster Point Lease was $211.5 million.

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

As of September 30, 2023, the remaining lease term of the Radnor Lease was 3.8 years and the discount rate used to determine the related lease liability was 8.3%. The total commitment of undiscounted lease payments for the Radnor Lease was $2.4 million as of September 30, 2023.

Note 10 — Subsequent Events

During the period October 1, 2023 through and inclusive of November 3, 2023, we issued 2,454,618 shares of our common stock for net proceeds of $80.3 million under the Amended ATM Facility.

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•
the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, including the anticipated timing for completion and announcement of results of our clinical trials, including SEQUOIA-HCM, anticipated timing for initiation of our clinical trials, and anticipated rates of enrollment for clinical trials;
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
•
the outcome of our formal dispute resolution request and proceedings with FDA in connection to our NDA for omecamtiv mecarbil;
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

Our research and development expenses for the three months ended September 30, 2023 and 2022 were $82.5 million and $62.7 million, respectively, and $245.1 million and $165.8 million for the nine months ended September 30, 2023 and 2022, respectively.

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

We participated in a Type A meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil in the United States, and subsequently submitted a formal dispute resolution request to FDA, with the objective to appeal the FDA's conclusion, as stated in the CRL, that substantial evidence of effectiveness had not been established to support approval of omecamtiv mecarbil. There is no guarantee that we will be successful in the appeal or, even if we were to be successful, that we would continue to pursue approval of omecamtiv mecarbil in the United States.

In December 2022, the EMA accepted for review our MAA seeking approval of omecamtiv mecarbil for the treatment of HFrEF in the E.U. and the other states of the EEA.

In November 2022, our partner, Ji Xing announced that the Center for Drug Evaluation of the National Medical Products Administration of the People’s Republic of China had accepted the submission of the NDA for omecamtiv mecarbil for the treatment of HFrEF. Subsequently, Ji Xing submitted a request for voluntary withdrawal of the NDA for omecamtiv mecarbil to the Center for Drug Evaluation of the National Medical Products Administration of the People’s Republic of China, subject to potential re-submission upon receipt of favorable feedback from EMA or FDA with regard to potential drug approval for omecamtiv mecarbil in the EU or US, respectively.

We continue to support reviews and address questions related to the marketing applications for omecamtiv mecarbil for the treatment of HFrEF with the EMA.

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

Royalty Pharma Revenue Interest

In 2017, we entered into a Royalty Purchase Agreement, which we refer to as the RP OM RPA, with Royalty Pharma Development Funding, LLC, or RPFT, and amended the RP OM RPA on January 7, 2022. Pursuant to the RP OM RPA, as amended, RPFT has a revenue interest entitling it to up to 5.5% of our and our affiliates’ and licensees’ worldwide net sales of omecamtiv mecarbil. If FDA approves omecamtiv mecarbil in the future, the royalty rate at which payments are owed to RPFT will be 5.5%.

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

On October 6, 2023, we announced that the baseline characteristics of patients randomized in SEQUOIA-HCM were presented at the HCM Society Scientific Sessions.

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

ACACIA-HCM

ACACIA-HCM (Assessment Comparing Aficamten to Placebo on Cardiac Endpoints in Adults with Non-Obstructive HCM) is a Phase 3, multi-center, randomized, double-blind, placebo-controlled clinical trial. The trial is expected to enroll approximately 420 patients with symptomatic nHCM. The primary endpoint is the change in KCCQ Clinical Summary Score from baseline to Week 36. Secondary endpoints include change from baseline to Week 36 in the following: exercise capacity as measured by CPET, proportion of patients with an improvement of at least 1 NYHA Functional Class, NT-proBNP, and left atrial volume index. Additionally, while the primary analysis will take place at 36 weeks, patients will continue treatment with aficamten or placebo for up to 72 weeks in order to evaluate additional secondary and exploratory analyses including the time to first cardiovascular event.

On September 6, 2023, we announced that ACACIA-HCM is open to enrollment of patients.

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

On October 19, 2023, we announced new long-term efficacy and safety data from FOREST-HCM. Specifically, we announced that more than 200 patients had been enrolled in FOREST-HCM as of such date and 143 patients were available for this analysis. Of the 94 patients who had completed the titration period (by Week 12), approximately two-thirds were receiving the 15 mg or 20 mg doses of aficamten. During the titration period, there had been no treatment-related instances of left ventricular ejection fraction (LVEF) <50%. During the maintenance phase, there had been no instances of LVEF <40%, which would have required dose interruption, and only three instances of LVEF <50% that required a dose down-titration. Therefore, of the 579 monitoring echocardiograms completed during the maintenance phase of treatment, 99.5% of them did not result in a dose reduction. Additionally, after prolonged treatment for more than two years in some patients, the mean resting left ventricular outflow tract gradients (LVOT-G) and mean Valsalva LVOT-Gs remained reduced and below the diagnostic threshold for oHCM. As of such date, patients had also experienced sustained reductions in cardiac biomarkers and improved symptoms. As of such date, the KCCQ increased by ≥5 points in 71% of patients, 30% of whom had an improvement of ≥10 points. Approximately half of patients were, as of such date, asymptomatic at one year by NYHA Functional Class assessment, and 80% of patients improved by one or more Functional Class at every visit after starting treatment with aficamten. Of patients eligible for septal reduction therapy (SRT) at baseline, 90% were no longer SRT-eligible at the time of the analysis. In addition, as of the date of the analysis, aficamten had been generally well-tolerated, with 60% of patients experiencing at least one treatment emergent adverse event (TEAE) but no treatment-related serious adverse events (SAEs) as assessed by investigators, and no patient deaths.

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

Royalty Pharma Revenue Interest

On January 7, 2022, we entered into a Revenue Participation Right Purchase Agreement, which we refer to as the RP Aficamten RPA, with Royalty Pharma Investments 2019 ICAV, which we refer to as RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees in exchange for up to $150.0 million in consideration, $50.0 million of which was paid on the closing date, $50.0 million of which was paid to us on March 10, 2022 following the initiation of the first pivotal trial in oHCM for aficamten and $50.0 million of which was paid to us in September 2023 following the initiation of the first pivotal clinical trial in nHCM for aficamten. The RP Aficamten RPA also provides that the parties will negotiate terms for additional funding if we achieve proof of concept results in certain other indications for aficamten, with a reduction in the applicable royalty if we and RPI ICAV fail to agree on such terms in certain circumstances.

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

Dosing of patients in a Phase 1 clinical trial of CK-136 commenced in December 2022. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, single and multiple ascending dose trial is to assess the safety, tolerability and pharmacokinetics of CK-136 when administered orally as single or multiple doses to healthy participants. The study design, as amended, includes five groups of at least eight participants in single ascending dose cohorts and four groups of at least eight participants in multiple-dose ascending cohorts. A final optional cohort will include eight participants in an open-label, 2-period crossover arm to investigate the effect of food on CK-136. We have completed the single ascending dose cohorts in the Phase 1 study of CK-136 in healthy participants, and have begun analyses of the data.

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

Dosing of patients in a Phase 1 clinical trial of CK-586 commenced in May 2023. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, double-blind, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-586 when administered orally as single or multiple doses to healthy participants. The study design includes up to eight single ascending dose cohorts comprised of 10 participants each, and four multiple-dose ascending cohorts comprised of 10 participants each. A final optional cohort will include twelve participants in an open-label, two-period crossover arm to investigate the effect of food on CK-586. We completed the single ascending dose cohorts in the Phase 1 study of CK-586 in healthy participants, and we have completed the analyses of the data from the Phase 1 study of CK-586, which are supportive of proceeding to begin the multiple ascending dose cohorts.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to our critical accounting policies and significant estimates in the nine months ended September 30, 2023.

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

Results of Operations

Revenues

Our revenues since inception were primarily from our strategic alliances. We have not generated any revenue from commercial product sales to date.

Revenues for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	Decrease	September 30, 2023	September 30, 2022	Increase (Decrease)
Research and development revenues	$378	$2,515	$(2,137)	$3,358	$4,631	$(1,273)
Milestone revenues	—	—	—	2,500	1,000	1,500
Realization of revenue participation right purchase agreement	—	—	—	—	87,000	(87,000)
Total revenues	$378	$2,515	$(2,137)	$5,858	$92,631	$(86,773)

Research and development revenues for the three months ended September 30, 2023 were from Ji Xing under the Ji Xing Agreements. Research and development revenues for the nine months ended September 30, 2023 and three and nine months ended September 30, 2022 were primarily from Astellas for reimbursements under the Astellas FSRA Agreement.

Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. On March 31, 2023, we announced that we would be discontinuing COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, and COURAGE-ALS OLE. As of June 30, 2023 we have billed Astellas up to the maximum contribution of $12.0 million, and no further revenue is expected under this arrangement.

Milestone revenues for the nine months ended September 30, 2023 consisted of the milestone recognized from Ji Xing for the initiation of our Phase 3 clinical trial of aficamten in nHCM. The $2.5 million is reflected as accounts receivable on the consolidated balance sheet as of September 30, 2023.

During the three and nine months ended September 30, 2022, we recognized milestone revenue of $1 million under the Research Collaboration agreement dated August 24, 2012, between us and MyoKardia.

During the three and nine months ended September 30, 2022, we recognized revenues of $87.0 million related to the RTW Royalty Purchase Agreement. On July 14, 2020, we entered the RTW Royalty Purchase Agreement with RTW Royalty Holdings, pursuant to which we sold our Mavacamten Royalty under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. to RTW Royalty Holdings for a one-time payment of $85.0 million. The RTW Royalty Purchase Agreement transaction closed on November 13, 2020. On March 31, 2021, RTW Royalty Holdings assigned its rights and obligations under the RTW Royalty Purchase Agreement to its affiliate, RTW ICAV. We understand that on April 18, 2022, RTW ICAV and MyoKardia, Inc. entered into agreements, which purported to assign all of RTW ICAV's rights, title and interest to the Mavacamten Royalty to MyoKardia, Inc., and on April 25, 2022, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty. As a result of the full extinguishment of the Mavacamten Royalty, we recognized revenue of $87.0 million in the three and nine months ended September 30, 2022.

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

Research and development expenses by program for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	Increase (Decrease)	September 30, 2023	September 30, 2022	Increase (Decrease)
Cardiac muscle contractility	$64,347	$31,331	$33,016	$165,820	$84,482	$81,338
Skeletal muscle contractility	7,738	18,517	(10,779)	45,792	44,817	975
All other research programs	10,447	12,886	(2,439)	33,535	36,496	(2,961)
Total research and development expenses	$82,532	$62,734	$19,798	$245,147	$165,795	$79,352

Research and development expenses for the three and nine months ended September 30, 2023 increased by $19.8 million and $79.4 million from the three and nine months ended September 30, 2022, respectively, primarily due to higher expenses for our clinical development activities for COURAGE-ALS, for our cardiac muscle inhibitor programs, and for early research activities.

On March 31, 2023, we announced that we would be discontinuing COURAGE-ALS and COURAGE-ALS OLE. Research and development expenses for COURAGE-ALS and COURAGE-ALS OLE was $7.1 million and $37.9 million for the three and nine months ended September 30, 2023, respectively. We expect the related expenses will decrease in the second half of 2023.

We continue to develop aficamten to treat both oHCM and nHCM.

On February 28, 2023, we received a CRL from FDA in connection with our NDA for omecamtiv mecarbil for the treatment of HFrEF. With the CRL, FDA communicated that GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. We participated in a Type A meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil in the United States, and subsequently submitted a formal dispute resolution request to FDA, with the objective to appeal the FDA's conclusion, as stated in the CRL, that substantial evidence of effectiveness had not been established to support approval of omecamtiv mecarbil. There is no guarantee that we will be successful in the appeal or, even if we were to be successful, that we would continue to pursue approval of omecamtiv mecarbil in the United States.

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

General and administrative expenses by program for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	Decrease	September 30, 2023	September 30, 2022	Increase
Total general and administrative expenses	$40,111	$48,222	$(8,111)	$129,498	$124,008	$5,490

General and administrative expenses for the three months ended September 30, 2023 decreased by $8.1 million from the three months ended September 30, 2022, primarily due to lower outside service spend related to commercial activities.

General and administrative expenses for the nine months ended September 30, 2023 increased by $5.5 million from the nine months ended September 30, 2022, primarily due to an increase in personnel related costs including stock-based compensation recorded during the nine months ended September 30, 2023.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	Increase (Decrease)	September 30, 2023	September 30, 2022	Increase (Decrease)
Term loan	$1,296	$1,199	$97	$3,815	$3,524	$291
2026 Notes	240	313	(73)	712	3,382	(2,670)
2027 Notes	5,543	5,211	332	16,423	5,211	11,212
Other	57	81	(24)	192	240	(48)
Total interest expense	$7,136	$6,804	$332	$21,142	$12,357	$8,785

Interest expense for the three and nine months ended September 30, 2023 consists primarily of interest expense related to the RP Loan Agreement between us and RPDF and interest expense related to the 2026 Notes and 2027 Notes. Commensurate with our entry into the RP Loan Agreement, we terminated the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC and repaid all amounts outstanding thereunder in January 2022. The RP Loan Agreement effectively replaced the Term Loan Agreement. In July 2022, we issued the 2027 Notes and used the net proceeds and common stock to partially repurchase the 2026 Notes.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and the RP Aficamten RPA, respectively.

On January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV. Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances (the “RP Aficamten Liability”). The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 18.0% as of September 30, 2023.

During the first, second, and third quarter of 2023, we updated our analyses of the RP Aficamten RPA to reflect our assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the additional consideration of $50.0 million which was paid to us in September 2023 following the initiation of the first pivotal clinical trial in nHCM for aficamten. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA changed from the fourth quarter of 2022 due to changes in management’s estimates of unobservable inputs related to market conditions and timing to include projections of future royalty payments. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 22.4% and $5.2 million in the fourth quarter of 2022, 22.4% and $5.4 million in the first quarter of 2023, 19.0% and $4.9 million in the second quarter of 2023, and to 18.0% and $5.4 million in the third quarter of 2023, respectively. During the nine months ended September 30, 2023, the change in estimate decreased our non-cash interest expense by $1.5 million.

During the first quarter of 2023, we updated our analyses of the RP OM RPA to reflect our current assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil. As a consequence of our receipt of the CRL from FDA, the royalty rate under the RP OM RPA will increase to no more than 5.5%, the resulting sales forecast for omecamtiv mecarbil has decreased since commercialization, and sales of omecamtiv mecarbil will be delayed. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 8.5% and $4.0 million in the fourth quarter of 2022, 1.9% and $0.9 million in the first quarter of 2023, 2.9% and $1.4 million in the second quarter of 2023, respectively. We had no change in our estimates for the RP OM RPA in the third quarter of 2023 and the non-cash interest expense was $1.4 million for the three months ended September 30, 2023. During the nine months ended September 30, 2023, the change in estimate decreased our non-cash interest expense by $8.6 million.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions. For example, we expect to announce topline results from SEQUOIA-HCM and we may receive a response from the FDA related to our formal dispute resolution process for omecamtiv mecarbil by the end of the calendar year 2023.

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	Decrease	September 30, 2023	September 30, 2022	Increase (Decrease)
RP OM Liability	$1,445	$3,494	$(2,049)	$3,781	$12,201	$(8,420)
RP Aficamten Liability	5,415	5,469	(54)	15,681	10,329	5,352
Total non-cash interest expense recognized	$6,860	$8,963	$(2,103)	$19,462	$22,530	$(3,068)

Interest and Other Income, net

Interest and other income, net for the three and nine months ended September 30, 2023 and 2022 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	September 30, 2023	December 31, 2022
Financial assets:
Cash and cash equivalents	$99,692	$65,582
Short-term investments	439,547	716,995
Long-term investments	15,468	46,708
Total cash, cash equivalents and marketable securities	$554,707	$829,285
Borrowings:
Term loan, net	$60,885	$63,810
2026 Notes, net	20,758	20,679
2027 Notes, net	527,376	525,129
Total borrowings	$609,019	$609,618
Working capital:
Current assets	$561,416	$795,186
Current liabilities	77,723	84,617
Working capital	$483,693	$710,569

The following table shows a summary of our cash flows for the periods set forth below:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(340,296)	$(201,326)
Net cash provided by (used in) investing activities	320,664	(291,383)
Net cash provided by financing activities	52,517	486,281
Net increase (decrease) in cash, cash equivalents, and restricted cash	$32,885	$(6,428)

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

Cash Flows Used in Operating Activities

Net cash used in operating activities of $340.3 million and $201.3 million in the nine months ended September 30, 2023 and 2022, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. In the nine months ended September 30, 2022, the net cash used in operating activities was offset by collection of receivables primarily from our 2021 RTW Transactions. Net loss for the nine months ended September 30, 2023 and 2022 included, among other items: non-cash stock-based compensation, non-cash interest expense on liabilities related to revenue participation right purchase agreements, and non-cash interest expense related to debt.

Cash Flows Used in Investing Activities

Net cash provided by investing activities of $320.7 million in the nine months ended September 30, 2023 was primarily due to sales and maturities of investments offset by purchases of investments.

Net cash used in investing activities of $291.4 million in the nine months ended September 30, 2022 was primarily due to purchases of investments and property and equipment offset by proceeds from maturity of investments.

Cash Flows Provided by Financing Activities

Net cash used in financing activities of $52.5 million in the nine months ended September 30, 2023 was primarily due to $50.0 million of additional consideration associated with the 2022 RP Aficamten Royalty Purchase Agreement which was paid to us in September 2023 and stock-based activities.

Net cash provided by financing activities of $486.3 million in the nine months ended September 30, 2022 was primarily due to proceeds related to RP Aficamten RPA and the RP Loan Agreement and offset by the repayment of amounts owed under our Term Loan Agreement and stock-based activities.

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

Each term loan under the RP Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such term loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the tranche 1, tranche 4 and tranche 5 term loans and 200% of the principal amount of the tranche 2 and tranche 3 loans (such amount with respect to each term loan, “Final Payment Amount”). We will be making our first payment in the fourth quarter of 2023.

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

In addition, on January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees in exchange for up to $150.0 million in consideration, $50.0 million of which was paid on the closing date, $50.0 million of which was paid to us in March 2022 following the initiation of the first pivotal trial in oHCM for aficamten, and $50.0 million of which was paid to us in September 2023 following the initiation of the first pivotal clinical trial in nHCM for aficamten.

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

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As of September 30, 2023, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding. The 2026 Notes will be redeemable, in whole or in part, at our option at any time, and from time to time, on or after November 20, 2023 and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice.

2021 Ji Xing and RTW Transactions

On December 20, 2021, we entered into the Ji Xing OM License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Ji Xing OM License Agreement, we received a $50.0 million nonrefundable payment from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to FDA an NDA for omecamtiv mecarbil. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in China in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term. We recognized a $2.5 million milestone from Ji Xing during the nine months ended September 30, 2023 for the initiation of a phase 3 clinical trial for aficamten in nHCM and the $2.5 million is reflected in accounts receivable at September 30, 2023.

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

During the nine months ended September 30, 2023, we issued 38,431 shares of our common stock for net proceeds of $1.3 million under the Amended ATM Facility. During the period October 1, 2023 through and inclusive of November 3, 2023, we issued 2,454,618 shares of our common stock for net proceeds of $80.3 million under the Amended ATM Facility.

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
•
the payments due for interest on the term loan and convertible debt;

We have incurred an accumulated deficit of approximately $2.0 billion since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Therefore, our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We participated in a Type A meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil in the United States, and subsequently submitted a formal dispute resolution request to FDA, with the objective to appeal the FDA's conclusion, as stated in the CRL, that substantial evidence of effectiveness had not been established to support approval of omecamtiv mecarbil. There is no guarantee that we will be successful in the appeal or, even if we were to be successful, that we would continue to pursue approval of omecamtiv mecarbil in the United States.

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

The failure to successfully develop, manufacture and obtain regulatory clearance or approval of an antibody-based immunoassay for blood concentrations of omecamtiv mecarbil by Microgenics Corporation, a subsidiary of Thermo Fisher, could harm our development and commercialization strategy for omecamtiv mecarbil in key markets. In addition, if required by FDA and/or EMA as part of any approved label for omecamtiv mecarbil, we will be dependent on Microgenics to manufacture and commercialize such an immunoassay in sufficient quantities in all key markets in which we may seek to commercialize omecamtiv mecarbil.

In connection with our NDA and our MAA for omecamtiv mecarbil, FDA and/or EMA may require that patients treated with omecamtiv mecarbil have their blood monitored during titration for concentrations of the drug in order to ensure optimized dosing that maximizes benefits without undue increased risk. We have recently contracted with Microgenics Corporation, a subsidiary of Thermo Fisher, to develop and eventually commercialize an antibody-based immunoassay for blood concentrations of omecamtiv mecarbil. The development, manufacture and regulatory approval of an antibody-based immunoassay, however, may be complex and/or time consuming. Such an immunoassay could require regulatory clearance by FDA as a companion diagnostic device or similar regulatory clearance by EMA, and there is no assurance that such regulatory clearance will be obtained. In addition, if required by FDA and/or EMA as part of any approved label for omecamtiv mecarbil, we will be dependent on Microgenics Corporation to successfully manufacture and commercialize its immunoassay in sufficient quantities in all key markets in which we may seek to commercialize omecamtiv mecarbil, failing which, our potential sales of omecamtiv mecarbil could be materially adversely affected.

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

Moreover, pricing of our drug candidates, if approved by the FDA or other regulatory authorities for commercialization, may be impacted by cost-effectiveness and economic analyses by a Health Technology Assessment organization such as the Institute for Clinical and Economic Review, or ICER, an independent non-profit research institute that produces reports analyzing the evidence underlying the effectiveness and value of drugs and other medicinal services. ICER assessments and recommended pricing based on cost-effectiveness may affect our ability to obtain favorable pricing terms with Medicare, Medicaid, VA, DoD, TriCare, and other commercial payors. For example, in November 2021, ICER published its final evidence report and policy recommendations related to Camzyostm (mavacamten), a small molecule myosin inhibitor being developed by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.) that has a similar mechanism of action to aficamten. The report concluded that a majority of contributing panelists found that current evidence was not adequate to demonstrate a net health benefit for Camzyostm (mavacamten) added to background therapy when compared to background therapy alone or a net health benefit of Camzyostm (mavacamten) when compared to disopyramide. Moreover, ICER’s final report concluded that modeling short-term clinical benefits of Camzyostm (mavacamten) over a longer time period produces a health-benefit price benchmark index for Camzyostm (mavacamten) between $12,000-$15,000 per year, significantly lower than Bristol- Myers Squibb's $95,910 current annual list price. Whilst not binding on Medicare, Medicaid, VA, DoD, TriCare, and other commercial payors, or indicative of the net health benefits, ICER could conclude for aficamten a similar conclusion that could adversely impact our ability to obtain favorable pricing.

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

We may not be entitled to obtain additional loan disbursements under the RP Loan Agreement.

On January 7, 2022, we announced that we had entered into the RP Loan Agreement with RPDF, such entity being affiliated with Royalty Pharma International plc. The RP Loan Agreement makes available to us up to $300.0 million in loans, of which a $50.0 million loan was paid to us at the closing of such transaction. However, additional loan disbursements are subject to our satisfaction of certain conditions related to the development of aficamten and omecamtiv mecarbil, in certain cases by specific deadlines. Should we not satisfy such conditions by the applicable deadlines, or in the event we fail to meet our obligations or default under the agreement, the actual amount of additional loan disbursements could be substantially less than the maximum amounts available thereunder. For example, as a result of FDA's CRL in response to our NDA for omecamtiv mecarbil, we have not satisfied the conditions for the availability of disbursement of the $50 million tranche 2 and $25 million tranche 3 term loans under the RP Loan Agreement. The remaining $175.0 million under tranches 4 and 5 remain available for disbursement to us, subject to satisfaction of the conditions set forth in the RP Loan Agreement.

We are subject to counterparty risk under the RP Loan Agreement

We are subject to counterparty risk in the event that RPDF defaults on its obligations under the RP Loan Agreement. In such event, we have no recourse against Royalty Pharma International plc or any of its other affiliated or controlled entities, and in the event of an RPDF insolvency, we would have no rights to additional loan disbursements from RPDF.

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

The following directors and officers entered into or modified a Rule 10b5-1 trading arrangements during the third quarter of 2023:

•
John T. Henderson, M.D., Ch.B., Chairman of our Board of Directors - Dr. Henderson entered into a Rule 10b5-1 trading arrangement on September 18, 2023 that was intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Henderson 2023 Plan”). In accordance with its terms, the Henderson 2023 Plan includes the exercise of up to 18,020 stock options to acquire shares of our common stock and the subsequent sale of all shares of common stock acquired upon such exercise of stock options at various limit prices at pre-specified dates during the term of the plan. The Henderson 2023 Plan will terminate on the earlier of (x) May 25, 2024 and (y) the sale of all shares of common stock that are subject to such plan.
•
Wendell Wierenga, Ph.D., Member of our Board of Directors - Dr. Wierenga entered into a Rule 10b5-1 trading arrangement on September 7, 2023 that was intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Wierenga 2023 Plan”). In accordance with its terms, the Wierenga 2023 Plan includes the exercise of up to 10,000 stock options to acquire shares of our common stock and the subsequent sale of all shares of common stock acquired upon such exercise of stock options at various limit prices at pre-specified dates during the term of the plan. The Wierenga 2023 Plan will terminate on the earlier of (x) May 21, 2024 and (y) the sale of all shares of common stock that are subject to such plan.
•
Fady I. Malik, M.D., Ph.D., Executive Vice President, Research and Development - Dr. Malik entered into a Rule 10b5-1 trading arrangement on September 26, 2023 that was intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Malik 2023 Plan”). In accordance with its terms, the Malik 2023 Plan includes the exercise of up to 111,678 stock options to acquire shares of our common stock and the subsequent sale of all shares of common stock acquired upon such exercise of stock options at various limit prices at pre-specified dates during the term of the plan. The Malik 2023 Plan also includes the sale of up to 17,361 shares of common stock at the market price on the scheduled date of such sales at pre-specified dates during the term of the plan. The Malik 2023 Plan will terminate on the earlier of (x) May 8, 2024 and (y) the sale of all shares of common stock that are subject to such plan.

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

		Incorporated by Reference
Exhibit No.		Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 3, 2023	3.5

3.6	Amended and Restated Bylaws	8-K	000-50633	February 17, 2023	3.1

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Notes due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

10.1+	Description of Director Compensation	10-Q	000-50633	November 4, 2022	10.1

10.2	Amended and Restated Controlled Equity Offering Sales Agreement, dated as of March 1, 2023, by and between the Company and Cantor Fitzgerald & Co.	10-K	000-50633	March 1, 2023	10.28

10.3+	Compensation Information for the Company's Named Executive Officers.	8-K	000-50633	February 24, 2023	99.1

10.4+	Executive Severance Plan and Summary Plan Description	8-K	000-50633	October 3, 2023	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)	X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Dated: November 3, 2023	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching W. Jaw
Ching W. Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert C. Wong
Robert C. Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)