Form 10-K
period 2023-12-31
CYTOKINETICS INC
filed 2024-02-28
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $2.0 billion as of June 30, 2023.(A)

(A) Excludes 36.1 million shares of common stock held by directors and executive officers, and any stockholders whose ownership exceeds ten percent of the shares outstanding, at June 30, 2023. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 27, 2024, the number of shares outstanding of the Registrant’s common stock, par value $0.001 per share, was 103,004,710 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

YEAR ENDED DECEMBER 31, 2023

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

2021 RTW Transactions	The transactions contemplated by the Ji Xing OM License Agreement and the Common Stock Purchase Agreements, dated December 20, 2021 by and between Cytokinetics and the RTW Investors
2022 RPI Transactions	The transactions contemplated by the RP Loan Agreement and the RP Aficamten RPA
2026 Notes	Cytokinetics’ 4% convertible senior notes due 2026
2027 Indenture	Indenture Agreement, dated July 6, 2022, between Cytokinetics and U.S. Bank Trust Company, as trustee
2027 Notes	Cytokinetics’ 3.50% convertible senior notes due 2027
ACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACACIA-HCM	Assessment Comparing Aficamten to Placebo on Cardiac Endpoints In Adults with Non-Obstructive HCM
ACC	American College of Cardiology
AHA	American Heart Association
ALS	amyotrophic lateral sclerosis (also known as Lou Gehrig’s Disease)
ALSFRS-R	ALS Functional Rating Scale – Revised
Amended ATM Facility	amended and restated Controlled Equity Offering Sales Agreement
Amgen Agreement	Collaboration and Option Agreement, dated December 29, 2006, as amended, between Cytokinetics and Amgen
ARR	absolute risk reductions
Astellas Agreement	License and Collaboration Agreement, dated June 21, 2013, between Cytokinetics and Astellas
Astellas FSRA Agreement	Fast Skeletal Regulatory Activator Agreement, dated April 23, 2020 between Cytokinetics and Astellas
Astellas OSSA Agreement	License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020, as amended, between Cytokinetics and Astellas
ASU 2020-06

ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

cGMP	current Good Manufacturing Practice
Cantor	Cantor Fitzgerald & Co.
China	People's Republic of China (including the Hong Kong and Macau SARs)
CMC	Chemistry, Manufacturing and Controls
CMO	Contract Manufacturing Organizations
Common Stock	our common stock, par value $0.001 per share
Compensation Committee	Compensation and Talent Committee of Cytokinetics’ Board of Directors
Convertible Notes	2026 Notes and 2027 Notes
COURAGE-ALS	Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS

CPET	cardiopulmonary exercise testing
CRL	Complete Response Letter
CRO	Contract Research Organization
CV	cardiovascular
E.U. or EU	European Union
EEA	European Economic Area
EMA	European Medicines Agency
ESPP	employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	U.S. Food and Drug Administration
Final Payment Amount

As defined in Part II, Item 7 (Management’s Discussion and Analysis of Financial Conditions and Results of Operations) of this Annual Report on Form 10-K – Sources and Uses of Cash, Royalty Pharma Transactions

FOREST-HCM	Five-Year, Open-Label, Research Evaluation of Sustained Treatment with Aficamten in HCM
FSRA	fast skeletal regulatory activator
FSTA	fast skeletal muscle troponin activator
Fundamental Change	As defined in the 2027 Indenture
GAAP	Generally Accepted Accounting Principles in the U.S.
GALACTIC-HF	Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation ((EU) 2016/679)
HCM	hypertrophic cardiomyopathy
HFpEF	heart failure with preserved ejection fraction
HFrEF	heart failure with reduced ejection fraction
HFSA	Heart Failure Society of America
HHS	U.S. Department of Health and Human Services
HIPAA	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act
ICER	Institute for Clinical and Economic Review
IND	Investigational New Drug
IRA	Inflation Reduction Act of 2022
IRB	Institutional Review Board
Ji Xing	Ji Xing Pharmaceuticals Limited and/or its affiliates, including Ji Xing Pharmaceuticals Hong Kong Limited
Ji Xing Aficamten License Agreement	License and Collaboration Agreement, dated July 14, 2020, by and between Cytokinetics and Ji Xing Pharmaceuticals Limited
Ji Xing Agreements	Ji Xing Aficamten License Agreement and Ji Xing OM License Agreement
Ji Xing OM License Agreement	License and Collaboration Agreement, dated December 20, 2021, by and between Cytokinetics and Ji Xing Pharmaceuticals Limited
KCCQ	Kansas City Cardiomyopathy Questionnaire
KCCQ-OSS	KCCQ Overall Summary Score
Lenders	Silicon Valley Bank and Oxford Finance LLC
LVEF	left ventricular ejection fraction
LVOT	left ventricular outflow tract
LVOT-G	left ventricular outflow tract gradient

MAA	Marketing Authorization Application
MAPLE-HCM	Metoprolol vs Aficamten in Patients with LVOT Obstruction on Exercise Endpoints Capacity in HCM
Mavacamten Royalty	certain payments on the net sales of products containing the compound mavacamten pursuant to the Research Collaboration Agreement, dated August 24, 2012, between Cytokinetics and MyoKardia, Inc.
NDA	New Drug Application
nHCM	non-obstructive HCM
NOLs	net operating loss carryforward
NYHA	New York Heart Association
oHCM	obstructive HCM
OLE	Open-Label Extension
Ownership Change	As defined in Part 1, Item 1A (Risk Factors) of this Annual Report on Form 10-K, Financial Risks
Oxford	Oxford Finance LLC
Oyster Point Lease	Lease, dated July 24, 2019, by and between Cytokinetics and KR Oyster Point 1, LLC, as amended
Partial Redemption Limitation	As defined in the 2027 Indenture
PSU	Performance Stock Unit
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

FORWARD LOOKING STATEMENTS

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•
the timing of submissions and potential approvals of marketing authorization applications to FDA, EMA and other foreign regulatory authorities;
•
the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, including the anticipated timing for completion and announcement of results of our clinical trials, and anticipated rates of enrollment for clinical trials;
•
guidance concerning revenues and net cash use for 2024;
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
•
the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed or commercialized;
•
the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;
•
our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances;
•
our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;
•
market acceptance and commercial viability of our drugs;
•
changes in third party healthcare coverage and reimbursement policies;
•
our plans or ability to commercialize drugs, with or without a partner, including our intention to develop sales and marketing capabilities and execute on commercial plans;
•
the focus, scope and size of our research and development activities and programs;
•
the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to the research and development of drug candidates directed to other areas of muscle biology and muscle functions;
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
•
results from non-clinical studies that may adversely impact the timing or the further development or regulatory approvals of our drug candidates and other compounds;
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
•
difficulties or delays in achieving market access, reimbursement and favorable drug pricing for our products and the potential impacts of health care reform;
•
changes in laws and regulations applicable to drug development, commercialization, pricing or reimbursement;
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

SUMMARY OF PRINCIPAL RISK FACTORS

Risks Specific to our Research and Development Activities

•
The regulatory approval and marketing authorization process is expensive, time-consuming and uncertain and may prevent our partners or us from obtaining approvals to commercialize some or all of our drug candidates, including aficamten and omecamtiv mecarbil.
•
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
•
Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates which could prevent or significantly delay completion of clinical development and regulatory approval.
•
Our clinical trials, including FOREST-HCM, MAPLE-HCM and ACACIA-HCM, are expensive, time-consuming and may be subject to delay.
•
If we encounter difficulties enrolling patients in our clinical trials, including FOREST-HCM, MAPLE-HCM and ACACIA-HCM, our clinical development activities in relation to aficamten and our other drug candidates could be delayed or otherwise adversely affected.
•
The failure to successfully develop, manufacture and obtain regulatory clearance or approval of an antibody-based immunoassay for blood concentrations of omecamtiv mecarbil by Microgenics Corporation, a subsidiary of Thermo Fisher, could harm our development and commercialization strategy for omecamtiv mecarbil in key markets. In addition, if required by regulatory authorities as part of any approved label for omecamtiv mecarbil, we will be dependent on Microgenics to manufacture and commercialize such an immunoassay in sufficient quantities in all key markets in which we may seek to commercialize omecamtiv mecarbil.
•
We depend on CROs to conduct our clinical trials as well as other third parties to manufacture drug candidates for use in clinical trial and we have limited control over their performance. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our CROs, we may not be able to obtain regulatory approval for or commercialize our product candidates on a timely basis, if at all.

Risks Specific to our Commercial Operations

•
If we or our partners receive regulatory approval for our drug candidates, we or they will be subject to ongoing obligations to and continued regulatory review by the FDA and foreign regulatory agencies, and may be subject to additional post-marketing obligations such as an ETASU or other form of REMS, all of which may result in significant expense and limit commercialization of our potential drugs.
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
•
We have no manufacturing capabilities and depend on contract manufacturers to produce our clinical trial materials, including our drug candidates, and will have continued reliance on contract manufacturers for the development and commercialization of our potential drugs.
•
We may not be able to successfully manufacture our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing approved drug products, if any.
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
•
We will need substantial additional capital in the future to sufficiently fund and maintain our operations.
•
We have never generated, and may never generate, revenues from commercial sales of our drugs, and we may not have drugs to commercialize for at least several years, if ever.
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

Our research continues to drive innovation and leadership in muscle biology. All of our drug candidates have arisen from our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to discover and develop novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. Each of our drug candidates represents a first or next in class molecule compared to currently marketed drugs, which we believe validates our focus on the cytoskeleton as a productive area for drug discovery and development. We intend to leverage our experience in muscle contractility to expand our current pipeline and expect to identify additional potential drug candidates that may be suitable for clinical development.

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

In 2020, we articulated our five-year strategic plan, Vision 2025: “Leading with Science, Delivering for Patients,” designed to enable Cytokinetics to become the leading muscle biology biopharmaceutical company that meaningfully improves the lives of patients with diseases of impaired muscle function through access to novel medicines arising from our research.

The key components of our five-year Corporate Strategy are:

•
Achieve regulatory approvals for drugs arising from our pipeline. We are committed to fueling a diverse and expansive pipeline of muscle-directed drug candidates advancing toward regulatory approvals. As we advance our drug candidates into later-stage clinical development, we extensively evaluate previous clinical trial designs and results to assess key learnings that may be applied to our late-stage clinical development activities. We believe this may result in more successful later-stage clinical development activities that may increase the likelihood of achieving regulatory successes and deliver effective therapies to patients that can address the needs of people living with devastating diseases of muscle impairment. Pursuing a broad-based clinical development strategy may afford us the opportunity to not be reliant on the outcome of a singular clinical program or clinical trial result, thereby potentially mitigating the risk of clinical development and regulatory hurdles.
•
Build commercial capabilities to market and sell our medicines reflective of their innovation and value. With a focus on disease areas for which there are serious unmet medical needs, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as hospital specialists and disease-specific centers of excellence, which may be addressed by smaller, targeted sales forces. In preparing for the potential commercialization of our drug candidates directed to these markets, we are focusing our activities on the key issues facing, physicians, patients and payors, including the principal drivers of clinical and economic burdens associated with these diseases. We have established alliances and collaborations with leading academic institutions and professional societies to analyze clinical and claims data to better understand the real-world burden of disease from a clinical and economic standpoint. We believe this approach may inform the value proposition that our potential first-in-class and next-in-class therapies may offer to various stakeholders within the healthcare ecosystem. Targeting unmet medical needs may provide us competitive advantages and support our development of a franchise in diseases involving muscle function. In the markets for our potential therapies, we believe that a company with limited resources may be able to compete effectively against larger, more established companies with greater financial and commercial resources. For these opportunities, we intend to build sales and marketing capabilities in North America and potentially in Europe with the goal of becoming a fully-integrated biopharmaceutical company.

•
Generate sustainable and growing revenues from product sales. As we move toward becoming a fully integrated biopharmaceutical company, we expect to evolve our corporate development strategies to raise capital through a combination of strategic partnerships and equity capital financings to one that is sustained from product generated revenues that are expected to grow over time. Through prudent investment spending fueled by commercial returns alongside other potential strategic partnerships and structured finance and royalty monetization deals, we seek to provide investor returns while continuing to conduct proprietary research to support future research, development and commercial programs. Additionally, we strive to ensure sustainable growth of product sales and long-term profitability through lifecycle management strategies.
•
Expand our development pipeline. We believe that our extensive understanding of muscle biology and our proprietary research activities should enable us to discover and potentially to develop additional muscle directed drug candidates with novel mechanisms of action that may offer potential benefits not provided by existing drugs and which may have application across a broad array of diseases and medical conditions. Progressing related programs in parallel may afford us an opportunity to build a broader business that could benefit from multiple products that serve related clinical and commercial needs associated with impaired muscle function, muscle weakness and fatigue. In addition, this strategy may enable us to diversify certain technical, financial and operating risks by advancing several drug candidates in parallel.
•
Expand our discovery platform to muscle energetics, growth and metabolism. We expect that we may be able to leverage our expertise in muscle contractility to expand muscle biology research programs related to other areas of muscle function and which may extend to the potential treatment of other serious, yet adjacent, diseases and conditions. As most muscle-related diseases are accompanied by defects in metabolism or mitochondrial function, we also anticipate that treatments that modulate contractility could be additive with therapeutics that boost metabolic capacity. We can augment our industry-leading expertise in muscle contractility by building similar expertise in mitochondrial biology and technologies. Strategies toward enhancing our discovery platform into muscle energetics, regeneration and metabolism include building human and capital resources for mitochondrial and metabolism research capabilities, expanding strategic academic partnerships, engaging the mitochondrial research community, engaging the mitochondrial disease advocacy community, and evaluating therapeutic and technology platforms for potential in-licensing.
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

Building a Specialty Cardiology Franchise

We believe that we are well positioned to build a specialty cardiology business franchise anchored by our late-stage development program for aficamten, complemented by earlier stage drug candidates that have arisen from our industry leading research and leadership in muscle biology and the mechanics of contractility. We anticipate that aficamten, the first product in our potential franchise opportunity will help serve unmet needs in the growing hypertrophic cardiomyopathy market. If aficamten is approved and indicated for the treatment of patients with oHCM (based upon the positive results of SEQUOIA-HCM, and assuming positive results from MAPLE-HCM), it could be followed by a subsequent approval and indication for the treatment of patients with HCM (assuming positive results from ACACIA-HCM). We further believe that our pioneering leadership and research activities directed to the same biology and emerging pharmacology could result in an expansion of our business franchise with the development and potential approval of CK-586 for the potential treatment of a subset of patients with HFpEF whose hypercontractility resembles that of patients with nHCM.

Our commercial business franchise is focused to the advancement of potential medicines that may address high unmet needs of patients primarily treated by a concentrated segment of cardiologists. Our focus is in contrast to other biopharmaceutical companies focused to cardiology, but whose potential medicines may be targeted to a greater number, and more diffuse geographical base of, primary care physicians. Specifically, HCM is primarily diagnosed with initiation of treatment by approximately 10,000 cardiologists in the U.S., including in centers of excellence and targeted community hospitals. We aim to achieve similar if not higher return on investments relative to comparable biopharmaceutical companies with a relatively limited sales and marketing infrastructure focused to key prescribers and with a specialty distribution model. We aim to achieve commercial returns from our franchise business strategies as would be enabled by experienced sales representatives who bring established rapport with their potential customers and appropriately couple their selling activities with high touch customer support services designed to benefit prescribers and patients alike.

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

Our research and development expenses were $330.1 million for 2023, $240.8 million for 2022, and $159.9 million for 2021.

Cardiac Muscle Program

Our cardiac muscle contractility program is focused on the cardiac sarcomere, the basic unit of muscle contraction in the heart. The cardiac sarcomere is a highly ordered cytoskeletal structure composed of cardiac myosin, actin and a set of regulatory proteins. Cardiac myosin is the cytoskeletal motor protein in the cardiac muscle cell. It is directly responsible for converting chemical energy into the mechanical force, resulting in cardiac muscle contraction. Our most advanced cardiac program is based on the hypothesis that inhibitors of hyperdynamic contraction and obstruction of left ventricular blood flow may counteract the pathologic effects of mutations in the sarcomere that lead to hypertrophic cardiomyopathies. A targeted oral therapy addressing this disease etiology may improve symptoms, exercise capacity and potentially slow disease progression.

We also have a late stage program based on the hypothesis that activators of cardiac myosin may address certain adverse properties of existing positive inotropic agents. Our novel cardiac myosin activators work by a mechanism that directly stimulates the activity of the cardiac myosin motor protein, without increasing the intracellular calcium concentration. They accelerate the rate-limiting step of the myosin enzymatic cycle and shift it in favor of the force-producing state. Rather than increasing the velocity of cardiac contraction, this mechanism instead lengthens the systolic ejection time, which results in increased cardiac function in a potentially more oxygen-efficient manner.

Aficamten

Aficamten is a novel, oral, small molecule cardiac myosin inhibitor that our company scientists discovered. Aficamten arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential in clinical development. Aficamten was purposely designed to reduce the hypercontractility that is associated with HCM. In preclinical models, aficamten reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. Aficamten reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility. This mechanism of action may be therapeutically effective in conditions characterized by excessive hypercontractility, such as HCM. The preclinical pharmacokinetics of aficamten were characterized evaluated and optimized for potential rapid onset, ease of titration and rapid symptom relief in the clinical setting. The initial focus of the development program for aficamten will include an extensive characterization of its pharmacokinetics/pharmacodynamic (“PK/PD”) relationship as has been a hallmark of Cytokinetics’ development programs in muscle pharmacology. The overall development program will assess the potential of aficamten to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM.

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

HCM is the most common monogenic inherited cardiovascular disorder, with approximately 280,000 patients diagnosed in the U.S., however, there are an estimated 400,000-800,000 additional patients who remain undiagnosed, a rate that is growing at the same rate as the population. Two-thirds of patients with HCM have obstructive HCM (oHCM), in which the thickening of the cardiac muscle leads to left ventricular outflow tract (LVOT) obstruction, while one-third have non-obstructive HCM (nHCM), in which blood flow isn’t impacted, but the heart muscle is still thickened. HCM is fairly evenly split across gender and while patients are typically diagnosed in their early 40s, the average age of an oHCM patient is in the early 60s. People with HCM are at high risk of also developing cardiovascular complications including atrial fibrillation, stroke and mitral valve disease. People with HCM are at risk for potentially fatal ventricular arrhythmias and it is one of the leading causes of sudden cardiac death in younger people or athletes. A subset of patients with HCM are at high risk of progressive disease leading to dilated cardiomyopathy and heart failure necessitating cardiac transplantation.

FDA has granted aficamten orphan drug designation for the treatment of symptomatic HCM and Breakthrough Therapy Designation for aficamten for the treatment of oHCM.

SEQUOIA-HCM

SEQUOIA-HCM was a Phase 3 randomized, placebo-controlled, double-blind, multi-center clinical trial designed to evaluate aficamten in patients with symptomatic oHCM on background medical therapy for 24 weeks. The primary objective was to assess the effect of aficamten on change in peak oxygen uptake (pVO2) measured by CPET from baseline to week 24. Secondary objectives included change in KCCQ score from baseline to week 12 and week 24, the proportion of patients with ≥1 class improvement in NYHA Functional Class from baseline to week 12 and week 24, change in post-Valsalva LVOT-G to week 12 and week 24, the proportion of patients with post-Valsalva LVOT-G <30 mmHg, and change in total workload during CPET to week 24.

On December 27, 2023, we announced positive topline results of SEQUOIA-HCM. The results of SEQUOIA-HCM show that treatment with aficamten significantly improved exercise capacity compared to placebo, increasing peak oxygen uptake (pVO2) measured by cardiopulmonary exercise testing (CPET) by a least square mean difference (95% CI) of 1.74 (1.04 - 2.44) mL/kg/min (p=0.000002). The treatment effect with aficamten was consistent across all prespecified subgroups reflective of patient baseline characteristics and treatment strategies, including patients receiving or not receiving background beta-blocker therapy.

Statistically significant (p<0.0001) and clinically meaningful improvements were also observed in all 10 prespecified secondary endpoints, including Kansas City Cardiomyopathy Questionnaire Clinical Summary Score (KCCQ-CSS) at weeks 12 and 24, the proportion of patients with ≥1 class improvement in New York Heart Association (NYHA) functional class at weeks 12 and 24, change in provoked left ventricular outflow tract gradient (LVOT-G) and proportion <30 mmHg at weeks 12 and 24, as well as exercise workload and guideline-eligibility for septal reduction therapy.

Aficamten was well-tolerated in SEQUOIA-HCM with an adverse event profile comparable to placebo. Treatment emergent serious adverse events occurred in 8 (5.6%) and 13 (9.3%) patients on aficamten and placebo, respectively. Core echocardiographic left ventricular ejection fraction (LVEF) was observed to be <50% in 5 patients (3.5%) on aficamten compared to 1 patient (0.7%) on placebo. There were no instances of worsening heart failure or treatment interruptions due to low LVEF.

The full results of SEQUOIA-HCM will be presented at an upcoming medical conference and published in a peer-reviewed medical journal.

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

GALACTIC-HF

GALACTIC-HF was a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which was conducted by Amgen, in collaboration with Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial was to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF was conducted under an SPA with the FDA. GALACTIC-HF completed enrollment in mid-2019, having enrolled 8,256 symptomatic chronic heart failure patients with reduced ejection fraction in over 1,000 sites in 35 countries who were either currently hospitalized for a primary reason of heart failure or had had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. Patients were randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint was a composite of time to cardiovascular death or first heart failure event, whichever occurs first, with heart failure event defined as hospitalization, emergency room visit, or urgent unscheduled clinic visit for heart failure. Secondary endpoints included time to cardiovascular death; patient reported outcomes as measured by the KCCQ Total Symptom Score; time to first heart failure hospitalization; and time to all-cause death.

GALACTIC-HF: Primary Results

The results of GALACTIC-HF showed that after a median duration of follow-up of 21.8 months, the trial demonstrated a statistically significant effect of treatment with omecamtiv mecarbil to reduce risk of the primary composite endpoint of CV death or heart failure events (heart failure hospitalization and other urgent treatment for heart failure) compared to placebo in patients treated with standard of care. A first primary endpoint event occurred in 1,523 of 4,120 patients (37.0%) in the omecamtiv mecarbil group and in 1,607 of 4,112 patients (39.1%) in the placebo group (hazard ratio, 0.92; 95% confidence interval [CI] 0.86, 0.99; p=0.025). This effect was observed without evidence of an increase in the overall rates of myocardial ischemic events, ventricular arrhythmias or death from cardiovascular or all causes.

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

GALACTIC-HF: Further Analyses

Since our release of the primary results, we have conducted and announced supplemental and subgroup analyses suggesting that certain subgroups of patients treated with omecamtiv mecarbil in GALACTIC-HF may have benefited more than the general patient population in such trial.

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

New Drug Application/Regulatory

On February 28, 2023, we announced that we received a CRL from the FDA’s Division of Cardiology and Nephrology regarding our NDA for omecamtiv mecarbil for the treatment of HFrEF. According to the CRL, GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. In addition, FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. FDA’s decision to issue a CRL followed an FDA Cardiovascular and Renal Drugs Advisory Committee’s vote of 8 to 3 in December 2022 that the benefits of omecamtiv mecarbil do not outweigh its risks for the treatment of HFrEF.

In 2023, we participated in a Type A meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil in the United States, and subsequently submitted a formal dispute resolution request to FDA, with the objective to appeal the FDA's conclusion, as stated in the CRL, that substantial evidence of effectiveness had not been established to support approval of omecamtiv mecarbil. FDA subsequently denied our appeal in November 2023 and reaffirmed its decision in the CRL that GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations.

In December 2022, the EMA accepted for review our MAA seeking approval of omecamtiv mecarbil for the treatment of HFrEF in the E.U. and the other states of the EEA. We continue to support reviews and address questions related to the marketing application for omecamtiv mecarbil for the treatment of HFrEF with the EMA.

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

Royalty Pharma Revenue Interest

In 2017, we entered into a Royalty Purchase Agreement, which we refer to as the RP OM RPA, with Royalty Pharma Development Funding, LLC, or RPFT, and amended the RP OM RPA on January 7, 2022. Pursuant to the RP OM RPA, as amended, RPFT has a revenue interest entitling it to up to 5.5% of our and our affiliates’ and licensees’ worldwide net sales of omecamtiv mecarbil. If FDA or EMA approves omecamtiv mecarbil in the future, the royalty rate at which payments are owed to RPFT will be 5.5%.

CK-586

CK-586 is a novel, selective, oral, small molecule cardiac myosin inhibitor designed to reduce the hypercontractility associated with heart failure with preserved ejection fraction, or HFpEF. In preclinical models, CK-586 reduced cardiac hypercontractility by decreasing the number of active myosin cross-bridges during cardiac contraction thereby reducing the contractile force, without effect on calcium transients.

Dosing of patients in a Phase 1 clinical trial of CK-586 commenced in May 2023. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, double-blind, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-586 when administered orally as single or multiple doses to healthy participants. The study design includes single ascending dose and multiple ascending dose cohorts. We proceeded to begin the multiple ascending dose cohorts. The study is ongoing.

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

Dosing of patients in a Phase 1 clinical trial of CK-136 commenced in December 2022. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, single and multiple ascending dose trial is to assess the safety, tolerability and pharmacokinetics of CK-136 when administered orally as single or multiple doses to healthy participants. The study design, as amended, includes five groups of at least eight participants in single ascending dose cohorts and four groups of at least eight participants in multiple-dose ascending cohorts. A final optional cohort will include eight participants in an open-label, 2-period crossover arm to investigate the effect of food on CK-136. We have completed the single ascending dose cohorts in the Phase 1 study of CK-136 in healthy participants and have begun analyses of the data.

Skeletal Muscle Program

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

We currently have no clinical stage drug candidates arising from our skeletal muscle contractility program.

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

Commercial Readiness

We began building our commercial capabilities in the U.S. prior to the potential FDA approval and launch of omecamtiv mecarbil, our cardiac myosin activator. Upon receipt of the CRL from FDA in response to our NDA for omecamtiv mecarbil, we maintained the infrastructure that had been built and further refined the team and activities in anticipation of what may now be our first commercial launch with aficamten, our cardiac myosin inhibitor, as early as 2025. We had hired a number of headquarter and other positions, including our field sales leadership team with substantial cardiovascular experience, as well as market access team that includes filed payer professionals and other professionals with experience in HEOR, pricing, market analyses and commercial strategies, systems, and operational execution. We plan to expand the team with customer-facing positions as we near potential FDA approval in 2025. Additionally, we have established our field-based medical affairs team, inclusive of medical directors, medical education and medical communications functions, as well as medical science liaisons in key geographies across the U.S.. In Europe, we have filled key leadership positions in medical affairs and market access and hired an experienced executive as Head of Europe.

Our go-to-market approach will include three phases; learn, design, and build. Our focus in 2023 was on learning. We have commissioned market research with nearly 850 healthcare professionals and more than 160 individuals suffering from HCM. Market research and clinical data has informed our target product profile, positioning, potential customer profiles and anticipated differentiators for a proposed REMS program. Based on our market research, we have learned the overall journey to diagnosis is complex and challenging due to the unique symptoms present in each patient along with limited disease awareness across the broader health care system, leading to confusion and complexity for patients and the healthcare professionals who treat them. HCM patients experience many complications, and, in addition to the physical impact, patients experience profound psychological effects that impact social involvement and other aspects of everyday life.

With a refined understanding of the patient experience, we have also begun to design a comprehensive patient and HCP support program to help address patient needs to facilitate ease of transitioning to therapy with a cardiac myosin inhibitor. The program design will include reimbursement support, affordability programs and patient education resources to support the patient journey.

Market research has revealed challenges that have impacted the adoption and uptake of another cardiac myosin inhibitor related to the ETASU REMs program, including echo monitoring, pharmacy certification, drug-drug interactions, down titration challenges and overall REMS process complexity. We believe aficamten may have attributes that could impact differentiation, including time to onset and reversibility, predictable dose response, no clinically meaningful P450 liabilities resulting in REMS related drug-drug interaction monitoring and frequency of echo monitoring. We have also begun development of a market development and education campaign, building out the field commercial training modules, starting to engage with payers with compliant, pre-approval information planning and planning to build out the necessary technologies to optimize customer engagement.

We recognize the critical importance of market access; critical to contracting with payers is our experienced account team with established relationships with key payer customers. We have hired a seasoned account management team that covers over 100 plans that represent greater than 90% of covered lives for our priority segment. The team has interacted with every major payer in introducing our company and will engage further in 2024 to share results from SEQUOIA-HCM with the goal to educate payers on the potential clinical meaningfulness of the results thereof, as well as health economic data and the anticipated launch timeline for aficamten. We maintain a strong commitment to health economics research, which is intended to facilitate us in effectively conveying the potential value proposition of aficamten to a broad range of stakeholders. The two platforms that we expect to generate this value include the results of SEQUOIA-HCM and the clinical attributes of aficamten. Our customer-facing strategy and deployment has been informed by insights gathered from potential health care professional customers through market research, focus groups and advisory boards. This strategy and deployment, coupled with secondary data, patient diagnosis data, prescriptions and treatment data, have identified a universe of approximately 10,000 treaters across 500 to 700 healthcare organizations, which represent approximately 75% of HCM patient volume, a focused group covering the vast majority of patients, enabling the design of an efficient and impactful customer-facing structure.

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

We have contract manufacturing arrangements in place with leading contract manufacturers for the development and supply of the active pharmaceutical ingredient and finished drug product for aficamten for use in our clinical trials.

Competition

There are many companies focused on the development of small molecules for the treatment HCM, HFrEF and other diseases that our drug candidates are intended to treat. Our competitors and potential competitors include major pharmaceutical and biotechnology companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, deeper regulatory expertise and more extensive product manufacturing and commercial capabilities than we do, which may afford them a competitive advantage.

Competition for Aficamten

If aficamten is approved for sales and marketing by the FDA or other regulatory authorities for the treatment of HCM, we believe it will likely compete with Camzyostm (mavacamten), a first in class cardiac myosin inhibitor marketed by Bristol Myers Squibb. In addition to Camzyostm, other companies, including but not limited to Edgewise Therapeutics, Tenaya Therapeutics, Novartis AG, Eli Lilly, Boehringer Ingelheim, Gilead and Imbria are conducting clinical trials and pre-clinical activities in HCM and could complete with aficamten.

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
•
our ability to obtain regulatory approvals and marketing authorizations for aficamten;
•
the imposition by FDA or other regulatory authorities of a REMS program that is differentiated and less burdensome to healthcare providers, pharmacists and patients than the REMS program to which Camzyostm is subject;
•
our ability to manufacture and sell commercial quantities of aficamten product to the market;
•
our ability to gain market access, successfully commercialize aficamten and secure coverage and adequate reimbursement in approved indications;
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
•
in the U.S., the ability to fund and successfully complete an additional confirmatory phase 3 clinical trial of omecamtiv mecarbil in HFrEF and resolve to the satisfaction of FDA the other deficiencies stipulated in the CRL we received in response to our initial NDA submission for omecamtiv mecarbil;
•
in the E.U. and other jurisdictions outside of the U.S., the timing and scope of regulatory approval by EMA and other regulatory bodies;
•
our ability to manufacture and sell commercial quantities of omecamtiv mecarbil product to the market;
•
our ability to successfully commercialize omecamtiv mecarbil and secure coverage and adequate reimbursement with affordable patient copay in approved indications;
•
product acceptance by physicians and other health care providers;
•
if required in connection to regulatory approval by FDA, EMA and/or other regulatory authorities, the availability of an antibody-based immunoassay to timely and properly perform blood tests for omecamtiv mecarbil concentration levels on patients to whom omecamtiv mecarbil is prescribed;
•
price competition, particularly of generic products;
•
protection of our intellectual property, including our ability to enforce our intellectual property rights against potential generic competition; and
•
the availability of substantial capital resources to fund development and commercialization activities.

Intellectual Property Resources

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2023, we owned, co-owned or licensed 76 issued U.S. patents, over 700 issued patents in various foreign jurisdictions, and over 480 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

We have a U.S. patent covering aficamten, which expires in 2039 unless extended or otherwise adjusted. We also have a U.S. patent covering omecamtiv mecarbil, which expires in 2027, inclusive of 605 days of Patent Term Adjustment, unless extended or otherwise adjusted. A recent U.S. Federal Circuit decision could have implications for patents whose expiration dates include Patent Term Adjustment, including the U.S. patent covering omecamtiv mecarbil. The implications of this decision may lead to loss of the portion of the patent term that is due to Patent Term Adjustment. We also have issued patents in various foreign jurisdictions and additional U.S. and foreign patent applications pending for these drug candidates. It is not known or determinable whether other patents will issue from any of our other pending applications or what the expiration dates would be for any other patents that do issue.

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

Other Healthcare Laws. We are currently or will in the future be subject to healthcare regulation and enforcement by the federal government and the states in which we will conduct our business once our product candidates are approved by the FDA and commercialized in the United States. In addition to the FDA’s restrictions on marketing of pharmaceutical products, the U.S. healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals. Such federal and state healthcare laws and regulations, including, but are not limited to, the following:

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
•
In addition, HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information.
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

Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payor. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. Moreover, several states have enacted legislation requiring pharmaceutical manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices. If our operations are found to be in violation of these laws, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Health Care Reform. Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry. In particular, in March 2010, the ACA, was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Moreover, in the United States, there have been several recent Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in August 2022, the IRA was signed into law, which, among other things, includes prescription drug provisions that may impact product pricing including the potential for net price reductions and/or the ability to increase price beyond the level of inflation over the lifecycle of our products, and/or may increase our rebate obligation to Medicare. Provisions include a requirement that the HHS negotiate drug prices for single-source brand-name drugs and biologics that are among the 50 drugs with the highest total Medicare Part D spending. The law establishes a maximum fair price, outlines the process by which the Secretary of HHS will identify drugs for negotiations, and establishes non-compliance penalties for manufacturers. The Act implements inflation rebates in Medicare when a drug’s Average Manufacturer Price (AMP, in Part D) or Average Sale Price (ASP, in Part B) rises faster than the inflation index (CPI-U). In addition, the Part D drug benefit caps beneficiary spending at $2,000, eliminates the coverage gap for patients, and modifies, beginning in 2025, liabilities for drug manufacturers by replacing the 70% discount in the Coverage gap with a 10% discount in the Initial Coverage phase and a 20% discount in the Catastrophic phase. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

Coverage and Reimbursement. Our ability to commercialize any of our products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products and will be available from third-party payors. Even if we obtain coverage for a given drug product, the associated reimbursement rate may not be adequate to cover our costs, including research, development, intellectual property, manufacture, sale and distribution expenses, or may require co‑payments that patients find unacceptably high. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third‑party payors in the U.S. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a product is safe, effective and medically necessary; and neither cosmetic, experimental nor investigational. To support securing coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our approved products. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time‑consuming and costly. Further, coverage policies and third party reimbursement rates may change at any time. Additionally, we or our partners may develop companion diagnostic tests for use with our product candidates. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics.

Cytokinetics Human Capital

As of December 31, 2023, we had 423 employees and 141 consultants. 28 of those employees have more than 10 years tenure with us and 75 have over 5 years of service. In 2023, employee turnover was 10.6%, which we believe is a lower attrition rate compared to the industry.

We are committed to fostering and maintaining a culture that engenders collaboration and teamwork, inclusion, respect, transparency and candor. We provide our employees with an array of professional development resources and tools to support their learning, growth and development opportunities. We were honored to be recognized as a San Francisco Times Best Place to Work and Great Places to Work in 2023.

Our compensation and benefit programs are designed to enable us to attract and retain the best employees in a very competitive life science sector and regularly benchmark and survey the market to ensure we maintain competitive programs. In addition, we routinely survey our employees to measure engagement, identify and take action on opportunities for improvement, and share these results with employees.

We have a rigorous annual goal setting and goal evaluation process under the supervision of our Board of Directors and senior management to assist our employees in understanding what is expected of them individually and as an organization.

We are going into our third year of implementing a Diversity, Equity, Inclusion and Respect program and are fully committed across all aspects of our organization including recruiting and hiring, development and promotion practices. Employees identifying as ethnic or racial minorities held 43% of director-level and above positions. Employees identifying as women held 43% of director-level and above positions.

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

Risks Specific to our Company in connection with our Research and Development Activities

The regulatory approval and marketing authorization process is expensive, time-consuming and uncertain and may prevent our partners or us from obtaining approvals to commercialize some or all of our drug candidates, including aficamten and omecamtiv mecarbil.

The research, testing, manufacturing, selling and marketing of drugs are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and regulations differ from country to country. Neither we nor our partners are permitted to market our potential drugs in the United States until we receive approval of an NDA from the FDA. Neither we nor our partners have ever received NDA or other marketing approval for any of our drug candidates.

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

Although we have announced positive results from SEQUOIA-HCM for aficamten and GALACTIC-HF for omecamtiv mecarbil, regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. For example, our NDA for omecamtiv mecarbil for the treatment of HFrEF resulted in a CRL notwithstanding the fact that GALACTIC-HF met its primary efficacy endpoint. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process, and the guidance and advice issued by such agencies is subject to change at any time. Despite the time and efforts exerted, failure can occur at any stage, and we may encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. For example, the CRL we received from FDA in connection with our NDA for omecamtiv mecarbil stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In addition, the FDA may require that a proposed REMS be submitted as part of an NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

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

On February 28, 2023, we announced that we received a CRL from the FDA’s Division of Cardiology and Nephrology regarding our NDA for omecamtiv mecarbil for the treatment of HFrEF. According to the CRL, GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. In addition, FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. FDA’s decision to issue a CRL followed an FDA Cardiovascular and Renal Drugs Advisory Committee’s vote of 8 to 3 in December 2022 that the benefits of omecamtiv mecarbil do not outweigh its risks for the treatment of HFrEF. No assurance can be given that we will be able to address any of the deficiencies noted in the CRL and/or obtain FDA approval of our NDA for omecamtiv mecarbil.

In 2023, we participated in a Type A meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil in the United States, and subsequently submitted a formal dispute resolution request to FDA, with the objective to appeal the FDA's conclusion, as stated in the CRL, that substantial evidence of effectiveness had not been established to support approval of omecamtiv mecarbil. FDA subsequently denied our appeal in November 2023 and reaffirmed its decision in the CRL that GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations.

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

We have observed certain adverse events in the clinical trials conducted with our drug candidates. Moreover, clinical trials of our drug candidates enroll patients who typically suffer from serious diseases which put them at increased risk of death. These patients may die while receiving our drug candidates. In such circumstances, it may not be possible to exclude with certainty a causal relationship to our drug candidate, even though the responsible clinical investigator may view such an event as not study drug-related.

Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any resulting drugs, may significantly harm our business and negatively affect our stock price.

Our clinical trials, including FOREST-HCM, MAPLE-HCM and ACACIA-HCM, are expensive, time-consuming and may be subject to delay.

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

If we encounter difficulties enrolling patients in our clinical trials, including FOREST-HCM, MAPLE-HCM and ACACIA-HCM, our clinical development activities could be delayed or otherwise adversely affected.

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

We depend on CROs to conduct our clinical trials as well as other third parties to manufacture drug candidates for use in clinical trials and we have limited control over their performance. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our CROs, we may not be able to obtain regulatory approval for or commercialize our product candidates on a timely basis, if at all.

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

We have been granted orphan designation by the FDA for aficamten for the potential treatment of symptomatic HCM; however, there can be no guarantee that we will receive approval for aficamten for this indication, nor that we will be able to prevent third parties from developing and commercializing products that are competitive to aficamten.

We have been granted orphan drug designation in the U.S. by the FDA for aficamten for the treatment of symptomatic HCM. In the U.S., upon approval from the FDA of an NDA, products granted orphan drug designation are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA will generally not approve applications for other product candidates that contain the same active ingredient for the same orphan indication. Even if we are the first to obtain approval of an orphan product and are granted such exclusivity in the U.S., there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

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

We are not guaranteed to maintain orphan status from the FDA for aficamten or to receive orphan status for aficamten for any other indication or for any of our other drug candidates for any indication. We are not guaranteed to be granted orphan designation in the E.U. for aficamten by the EMA. If our drug candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S. or the E.U., our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the U.S. and the E.U. for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. Moreover, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the U.S. or the E.U. for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our drug candidates for which we plan to file for orphan designation and status. If that were to happen, our orphan drug applications for our drug candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the E.U., as applicable. Further, application of the orphan drug regulations in the U.S. and Europe is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ products.

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

Specifically in relation to aficamten and omecamtiv mecarbil, even if such drug candidates are ultimately approved by the FDA or other regulatory authorities for commercialization, they may not become a guideline-directed medical therapy for oHCM or HFrEF respectively or they may not reach such status in a timely manner upon commercialization, which may adversely impact its sales prospects. Furthermore, we assume omecamtiv mecarbil will have a disproportionally larger share of Medicare patients relative to commercial and other payors. Overall coverage could be delayed given Medicare’s defined bid timelines for inclusion in the Medicare Part D formulary. In addition, the rebate levels we may have to offer to pharmacy benefit managers and payors to be included in their formularies may also impact the profitability of omecamtiv mecarbil.

Moreover, pricing of our drug candidates, if approved by the FDA or other regulatory authorities for commercialization, may be impacted by cost-effectiveness and economic analyses by a Health Technology Assessment organization such as the Institute for Clinical and Economic Review, or ICER, an independent non-profit research institute that produces reports analyzing the evidence underlying the effectiveness and value of drugs and other medicinal services. ICER assessments and recommended pricing based on cost-effectiveness may affect our ability to obtain favorable pricing terms with Medicare, Medicaid, VA, DoD, TriCare, and other commercial payors. For example, in November 2021, ICER published its final evidence report and policy recommendations related to Camzyostm (mavacamten), a small molecule myosin inhibitor developed formerly by MyoKardia, Inc. and commercialized by Bristol-Myers Squibb Company that has a similar mechanism of action to aficamten. The report concluded that a majority of contributing panelists found that current evidence was not adequate to demonstrate a net health benefit for Camzyostm (mavacamten) added to background therapy when compared to background therapy alone or a net health benefit of Camzyostm (mavacamten) when compared to disopyramide. Moreover, ICER’s final report concluded that modeling short-term clinical benefits of Camzyostm (mavacamten) over a longer time period produces a health-benefit price benchmark index for Camzyostm (mavacamten) between $12,000-$15,000 per year, significantly lower than Bristol-Myers Squibb Company's current annual list price in the U.S. Whilst not binding on Medicare, Medicaid, VA, DoD, TriCare, and other commercial payors, or indicative of the net health benefits, ICER could conclude for aficamten a similar conclusion that could adversely impact our ability to obtain favorable pricing and/or reimbursement.

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

Additionally, we or our partners may develop companion diagnostic tests for use with our product candidates. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics.

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

We have no manufacturing capabilities and depend on contract manufacturers to produce our clinical trial materials, including our drug candidates, and will have continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

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

We may not be able to successfully manufacture our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing approved drug products, if any.

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

If we or our partners receive regulatory approval for our drug candidates, we or they will be subject to ongoing obligations to and continued regulatory review by the FDA and foreign regulatory agencies, and may be subject to additional post-marketing obligations such as an ETASU or other form of REMS, all of which may result in significant expense and limit commercialization of our potential drugs.

Any regulatory approvals that we or our partners receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or require potentially costly post-marketing follow-up studies or compliance with a REMS. For example, Camzyostm (mavacamten), a small molecule myosin inhibitor developed formerly by MyoKardia, Inc. and commercialized by Bristol-Myers Squibb Company that has a similar mechanism of action to aficamten, is subject to an ETASU REMS, an FDA imposed program designed to reinforce medication use behaviors and actions that support the safe use of certain medication with serious safety concerns to help ensure the benefits of the medication outweigh its risks. The Camzyostm (mavacamten) ETASU REMS program requires, among other things, restrictions and qualifications on pharmacies that dispense the drug and certification, record-keeping and patient counselling obligations on physicians who prescribe the drug. The requirements of an ETASU REMS program may limit the commercial success of a drug due by making it more difficult for physicians to prescribe a drug and patients to obtain and subsequently use a drug. Since aficamten is a small molecule myosin inhibitor with a similar mechanism of action to Camzyostm (mavacamten), it is possible that FDA or other regulatory bodies may condition aficamten’s marketing approval on the implementation of a similar ETASU REMS program to that of Camzyostm (mavacamten).

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

We will need substantial additional capital in the future to sufficiently fund and maintain our operations.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, the organizational scale up and associated expenditures with commercial readiness activities to launch approved drugs combined with the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than through loans under the RP Loan Agreement with RPDF and reimbursements, milestone and royalty payments that we may receive under our agreements with Ji Xing. We may not receive any further funds under any of these agreements. Our ability to raise funds may be adversely impacted by worsening economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, potential future bank failures, global geopolitical factors including war or other hostilities, or otherwise. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us, and if we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities, and our stock price may be negatively affected.

We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to commercialize for at least several years, if ever.

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective, covered by insurance or government sponsored medical plans, and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our late clinical-stage drug candidates include omecamtiv mecarbil for the potential treatment of heart failure, and aficamten for the potential treatment of HCM and potentially other indications. We cannot be certain that the clinical development of our current or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. For example, our NDA for omecamtiv mecarbil for the treatment of HFrEF resulted in a CRL notwithstanding the fact that GALACTIC-HF met its primary efficacy endpoint, and that the results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. Our commercial revenues, if any, will be derived from sales of drugs that may not be commercially marketed for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes, the 2027 Notes and the RP Loan Agreement.

As of December 31, 2023, we had $617.5 million of debt recorded on the balance sheet comprised of the RP Loan Agreement and the 2026 and 2027 Convertible Notes.

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

On January 7, 2022, we announced that we had entered into the RP Loan Agreement with RPDF, such entity being affiliated with Royalty Pharma International plc. The RP Loan Agreement makes available to us up to $300.0 million in loans, of which a $50.0 million loan was paid to us at the closing of such transaction. With the positive results of SEQUOIA-HCM, we have satisfied the conditions related to tranche 4 of the RP Loan Agreement and thus an additional $75 million in loans are currently available to us for disbursement. Tranche 5 of the RP Loan Agreement would be available to us upon acceptance for filing by FDA of an NDA for aficamten. Should we not satisfy such condition for tranche 5 by March 31, 2025, or in the event we fail to meet our obligations or default under the agreement, the actual amount of additional loan disbursements could be substantially less than the maximum amounts available thereunder. For example, as a result of FDA's CRL in response to our NDA for omecamtiv mecarbil, we have not satisfied the conditions for the availability of disbursement of the $50 million tranche 2 and $25 million tranche 3 term loans under the RP Loan Agreement.

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

We are obligated to maintain proper and effective internal control over financial reporting. In the future, we may not complete our execution of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may result in material misstatements in our consolidated financial statements and may adversely affect investor confidence in our company and, as a result, the value of our common stock.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In August 2022, the Inflation Reduction Act, or IRA, was signed into law, which, among other things, includes prescription drug provisions that may impact product pricing including the potential for net price reductions and/or the ability to increase price beyond the level of inflation over the lifecycle of our products, and/or may increase our rebate obligation to Medicare. Provisions include a requirement that the HHS negotiate drug prices for single-source brand-name drugs and biologics that are among the 50 drugs with the highest total Medicare Part D spending. The law establishes a maximum fair price, outlines the process by which the Secretary of HHS will identify drugs for negotiations, and establishes non-compliance penalties for manufacturers. The IRA implements inflation rebates in Medicare when a drug’s Average Manufacturer Price (AMP, in Part D) or Average Sale Price (ASP, in Part B) rises faster than the inflation index (CPI-U). In addition, the Part D drug benefit caps beneficiary spending at $2,000, eliminates the coverage gap for patients, and modifies, beginning in 2025, liabilities for drug manufacturers by replacing the 70% discount in the Coverage gap with a 10% discount in the Initial Coverage phase and a 20% discount in the Catastrophic phase. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the United States, the E.U. and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs In addition to the enactment of the IRA, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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
•
In addition, HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information.
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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. For example, in 2023, the closing price of our common stock on the Nasdaq Global Select Market ranged from $25.98 to $87.58. Factors that have caused and could cause in the future volatility in the market price of our common stock include, but are not limited to:

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

These and other external factors have caused and may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert our management’s time and attention.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Cytokinetics recognizes the critical importance of developing, implementing, and maintaining cybersecurity measures designed to safeguard our information systems and protect the confidentiality, integrity, and availability of our critical data.

Managing Material Risks & Integrated Overall Risk Management

Our cybersecurity team, led by our CISO, identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example, through manual and automated tools, internal and external audits, third-party threat assessments and third-party conducted red/blue team testing and tabletop incident response exercises and by subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting threat assessments for internal and external threats and conducting vulnerability assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: maintaining an incident response plan, a vulnerability management policy, disaster recovery and business continuity plans and a vendor risk management program; conducting employee training, systems monitoring and penetration testing; implementing security standards, network security controls, access controls and physical security; encrypting and segregating data; though asset management, tracking and disposal; and maintaining cybersecurity insurance.

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a culture of cybersecurity risk management. This integration is designed to make cybersecurity considerations an integral part of our decision-making processes. Our risk management team works closely with our IT department and cybersecurity team to evaluate and address cybersecurity risks connected with our business objectives and operational needs.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Cytokinetics engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights. Our collaboration with these third parties includes periodic audits, threat assessments, and consultation on security enhancements.

Oversee Third Party Risk

Because we are aware of the potentially material risks from cybersecurity threats associated with third-party service providers, Cytokinetics implements processes to oversee and manage these risks. Depending on the nature of the services provided and the identity of the service provider, we may conduct security assessments of the provider before engagement and may monitor their compliance with our cybersecurity policies after engagement. The monitoring includes periodic assessments by our Chief Information Security Officer (“CISO”) and on an ongoing basis by our security specialists. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the discussion under the headings “Our internal computer systems, or those of our CROs, CMOs, supply chain partners, collaboration partners or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs” and “Significant disruptions of information technology systems or breaches of data security could adversely affect our business”.

Governance

Cytokinetics’ Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats. Our Board has established oversight mechanisms designed to ensure effective governance in managing material risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise, including, risk management, technology, and finance. The Audit Committee reports to the Board of Directors periodically regarding cybersecurity topics presented to the Audit Committee, and all materials made available to the Audit Committee are available to rest of the Board of Directors.

Management’s Role Managing Risk

The CISO, the Vice President, Information Technology (“VP of IT”), the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide cybersecurity briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including as applicable: the current cybersecurity landscape and emerging threats, the status of ongoing cybersecurity initiatives and strategies, incident reports and learnings from any cybersecurity events, and compliance with regulatory requirements and industry practices.

In addition to our scheduled meetings, the Audit Committee, CISO, VP of IT, CEO and CFO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates from one another, as appropriate, on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of Cytokinetics. The Audit Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Management Personnel in Cybersecurity

Primary responsibility for assessing, monitoring and managing our risks from cybersecurity threats rests with the CISO, Mr. Eric Brown. With over 10 years of experience in the field of cybersecurity and over 20 years of experience in IT more broadly, Mr. Brown brings a wealth of expertise to his role. His background includes extensive experience as an enterprise CISO. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

Mr. Brown reports to the VP of IT, Mr. Daniel Casper. With over 20 years of experience in IT leadership roles in biopharma and industry services, Mr. Casper brings expertise in leading the effective business use of technology solutions and services to our industry. Our VP of IT has overall responsibility for the Company’s IT department and operations, including oversight over the CISO and cybersecurity team to ensure efforts to contain and remediate security incidents are sufficient and effective.

Monitor Cybersecurity Incidents

The CISO is responsible for informing himself from appropriate sources about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The CISO implements and oversees processes for the monitoring of our information systems. This includes the deployment of security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan. This plan includes immediate actions designed to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The CISO, in his capacity, regularly informs the VP of IT, the CFO, the CEO, and the General Counsel or Head of Legal of material cybersecurity risks and incidents. This is how executive management is kept abreast of our cybersecurity posture and potentially material cybersecurity risks facing Cytokinetics. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated by any of the CEO, the CFO and the General Counsel or Head of Legal to the Audit Committee, so that the Audit Committee can oversee and provide guidance on critical cybersecurity issues.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information for common stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “CYTK.” On February 27, 2024, the last reported sale price for our common stock was $80.99 per share.

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

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) The NASDAQ Composite Index, and (ii) The NASDAQ Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2018 in each of our common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the NASDAQ Biotechnology Index, and (b) the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date.

$100 investment in stock or index	12/31/2018	12/31/2019	12/30/2020	12/30/2021	12/31/2022	12/31/2023
Cytokinetics, Inc.	$100.00	$167.88	$328.80	$721.20	$725.00	$1,321.04
Nasdaq Composite Index	100.00	135.23	194.24	235.78	157.74	226.24
Nasdaq Biotechnology Index	100.00	124.41	156.36	155.37	138.42	143.60

Holders of Record

As of February 27, 2024, we had 45 holders of record of common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Our clinical-stage drug candidates are: aficamten, a next-in-class cardiac myosin inhibitor, omecamtiv mecarbil, a novel cardiac myosin activator, CK-586, an additional cardiac myosin inhibitor.and CK-136, a novel cardiac troponin activator.

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

Accrued Research and Development Expenditures

Clinical trial costs are a component of research and development expense. We accrue and expense clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research and manufacturing organizations and clinical sites. We determine the actual costs through monitoring patient enrollment, communications with internal personnel and external service providers regarding the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Revenue Participation Right Purchase Agreements

We have entered into certain revenue participation right purchase agreements for omecamtiv mecarbil and aficamten with affiliates of Royalty Pharma, pursuant to which such affiliates purchased rights to royalties from certain revenue streams in exchange for consideration. We typically account for such agreements as liabilities to be amortized under the effective interest rate method over the life of the related royalty stream, when we have continuing involvement with the underlying R&D. We typically account for such agreements as deferred income to be amortized under the units-of-revenue method, when there is no continuing involvement with the underlying R&D. We are required to update our estimates, each reporting period, related to the amount and timing of future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. The estimates of the future royalty payment determine the measurement of the non-cash interest expense and the carrying value of the liability.

Revenue participation right purchase agreements are measured using significant unobservable inputs. The estimates of future royalties requires the use of several assumptions such as: the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of eligible patient populations, estimates of prescribing behavior and patient behavior, estimates of pricing, payor reimbursement and coverage, and sales ramp. As products containing aficamten and omecamtiv mecarbil have not yet been commercialized, the estimates are highly subjective.

The carrying amount of the liabilities are based on our estimate of the future royalties to be paid over the life of the arrangements as discounted using an imputed rate of interest. The imputed rate of interest on the RP Aficamten Liability was approximately 24.8% as of December 31, 2023 and 22.4% as of December 31, 2022. In 2023, the change in estimate increased our non-cash interest expense and net loss by $2.0 million. The imputed rate of interest on the RP OM Liability was approximately 0.2% as of December 31, 2023 and 8.5% as of December 31, 2022. In 2023, the change in estimate decreased our non-cash interest expense and net loss by $12.8 million. We periodically assess the amount and timing of expected royalty payments and account for any changes in such estimates on a prospective basis.

As of December 31, 2023, we have a total carrying value of approximately $380.0 million of liabilities related to revenue participation right purchase agreements.

Results of Operations

A discussion of our results of operations for the year ended December 31, 2021 and year-to-year comparisons between 2022 and 2021 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K under the heading "Results of Operations."

Revenues

Our revenues since inception were primarily from our strategic alliances. We have not generated any revenue from commercial product sales to date.

Revenues in 2023, 2022, and 2021 were as follows (in thousands):

	Years Ended December 31,			Change
	2023	2022	2021	2023-2022	2022-2021
	(In millions)
Research and development revenues	$4.0	$6.6	$10.6	$(2.6)	$(4.0)
License revenues	—	—	54.9	0.0	(54.9)
Milestone revenues	3.5	1.0	5.0	2.5	(4.0)
Realization of revenue participation right purchase agreement	—	87.0	—	(87.0)	87.0
Total revenues	$7.5	$94.6	$70.4	$(87.1)	$24.2

Research and development revenues in 2023 were primarily from Astellas for reimbursements under the Astellas FSRA Agreement and from Ji Xing under the Ji Xing Agreements. In 2022, research and development revenues were primarily from Astellas for reimbursements under the Astellas FSRA Agreement.

Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. On March 31, 2023, we announced that we would be discontinuing COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, and COURAGE-ALS OLE. As of December 31, 2023 we have billed and collected from Astellas up to the maximum contribution of $12.0 million, and no further revenue is expected under this arrangement.

Milestone revenues for 2023 consist primarily of a $2.5 mllion milestone payment from Ji Xing for the initiation of our Phase 3 clinical trial of aficamten in patients with nHCM (ACACIA-HCM).

In 2022, we recognized revenues of $87.0 million related to the RTW Royalty Purchase Agreement. On July 14, 2020, we entered the RTW Royalty Purchase Agreement with RTW Royalty Holdings, pursuant to which we sold our Mavacamten Royalty under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. to RTW Royalty Holdings for a one-time payment of $85.0 million. The RTW Royalty Purchase Agreement transaction closed on November 13, 2020. On March 31, 2021, RTW Royalty Holdings assigned its rights and obligations under the RTW Royalty Purchase Agreement to its affiliate, RTW ICAV. We understand that on April 18, 2022, RTW ICAV and MyoKardia, Inc. entered into agreements, which purported to assign all of RTW ICAV's rights, title and interest to the Mavacamten Royalty to MyoKardia, Inc., and on April 25, 2022, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty. As a result of the full extinguishment of the Mavacamten Royalty, we recognized revenue of $87.0 million in 2022.

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

Research and development expenses by program for 2023, 2022, and 2021 were as follows (in thousands):

	Years Ended December 31,			Change
	2023	2022	2021	2023-2022	2022-2021
	(In millions)
Cardiac muscle contractility	$231.9	$125.6	$102.5	$106.3	$23.1
Skeletal muscle contractility	52.4	67.1	27.9	(14.7)	39.2
All other research programs	45.8	48.1	29.5	(2.3)	18.6
Total research and development expenses	$330.1	$240.8	$159.9	$89.3	$80.9

Research and development expenses increased to $330.1 million in 2023 from $240.8 million in 2022, primarily due to higher expenses for our clinical development activities for our cardiac muscle contractility (i.e.SEQUOIA-HCM) and skeletal muscle contractility (i.e. COURAGE-ALS) and for early research activities.

On March 31, 2023, we announced that we would be discontinuing COURAGE-ALS and COURAGE-ALS OLE. Research and development expenses for COURAGE-ALS and COURAGE-ALS OLE was $42.9 million in 2023. We expect the related expenses will decrease in 2024.

We continue to develop aficamten to treat both oHCM and nHCM in two phase 3 clinical trials. MAPLE-HCM is our Phase 3 clinical trial of aficamten as a monotherapy for patients with oHCM and ACACIA-HCM is a Phase 3 clinical trial for patients with symptomatic nHCM. Additionally we have FOREST-HCM which is an open label extension study designed to assess the long term safety and tolerability of aficamten in patients with symptomatic oHCM.

On February 28, 2023, we received a CRL from FDA in connection with our NDA for omecamtiv mecarbil for the treatment of HFrEF. With the CRL, FDA communicated that GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. In 2023, we participated in a Type A meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil in the United States, and subsequently submitted a formal dispute resolution request to FDA, with the objective to appeal the FDA's conclusion, as stated in the CRL, that substantial evidence of effectiveness had not been established to support approval of omecamtiv mecarbil. FDA subsequently denied our appeal in November 2023 and reaffirmed its decision in the CRL that GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations.

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

General and administrative expenses by program for 2023, 2022, and 2021 were as follows (in thousands):

	Years Ended December 31,			Change
	2023	2022	2021	2023-2022	2022-2021
	(In millions)
Total general and administrative expenses	$173.6	$178.0	$96.8	$(4.4)	$81.2

General and administrative expenses decreased to $173.6 million in 2023 from $178.0 million in 2022, primarily due to lower outside service spend related to commercial activities, offset by an increase in personnel related costs including stock-based compensation recorded in 2023.

We expect that general and administrative expenses will increase in the future, depending in part on the timing of and investments in commercial readiness.

Interest Expense

Interest expense for 2023, 2022, and 2021 were as follows (in thousands):

	Years Ended December 31,			Change
	2023	2022	2021	2023-2022	2022-2021
	(In millions)
Term loan	$5.1	$4.8	$4.8	$0.3	$—
2026 Notes	1.0	3.6	11.5	(2.6)	(7.9)
2027 Notes	22.0	10.7	—	11.3	10.7
Other	0.2	0.3	0.1	(0.1)	0.2
Total interest expense	$28.3	$19.4	$16.4	$8.9	$3.0

Interest expense in 2023 consists primarily of interest expense related to the RP Loan Agreement between us and RPDF and interest expense related to the 2026 Notes and 2027 Notes. Commensurate with our entry into the RP Loan Agreement, we terminated the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC and repaid all amounts outstanding thereunder in January 2022. The RP Loan Agreement effectively replaced the Term Loan Agreement. In July 2022, we issued the 2027 Notes and used the net proceeds and common stock to partially repurchase the 2026 Notes.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and the RP Aficamten RPA, respectively.

On January 7, 2022, we entered into the RP Aficamten RPA with RPI ICAV. Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances (the “RP Aficamten Liability”). The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the unamortized portion of the RP Aficamten Liability was approximately 24.8% as of December 31, 2023.

In 2023, we updated our analyses of the RP Aficamten RPA to reflect our assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the additional consideration of $50.0 million which was paid to us in September 2023 following the initiation of the first pivotal clinical trial in nHCM for aficamten. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA changed from the fourth quarter of 2022 due to changes in management’s estimates of unobservable inputs related to market conditions and timing to include projections of future royalty payments. The resulting sales forecast for aficamten has increased year over year mainly due to the receipt of positive topline results from SEQUOIA-HCM, the Phase 3 trial for aficamten, in December 2023. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 22.4% and $5.2 million in the fourth quarter of 2022, 22.4% and $5.4 million in the first quarter of 2023, 19.0% and $4.9 million in the second quarter of 2023, 18.0% and $5.4 million in the third quarter of 2023, to 24.8% and $9.8 million in the fourth quarter of 2023. The non-cash interest expense was $25.5 million and $15.5 million in 2023 and 2022, respectively. In 2023, the change in estimate increased our non-cash interest expense and net loss by $2.0 million. The change in accounting estimate increased the net loss per share by $0.02 in 2023.

In 2023, we updated our analyses of the RP OM RPA to reflect our current assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil. As a consequence of our receipt of the CRL from FDA, the royalty rate under the RP OM RPA will increase to no more than 5.5%. The resulting sales forecast for omecamtiv mecarbil has decreased year over year because commercialization and sales of omecamtiv mecarbil will be delayed. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 8.5% and $4.0 million in the fourth quarter of 2022, 1.9% and $0.9 million in the first quarter of 2023, 2.9% and $1.4 million in the second and third quarter of 2023, and to 0.1% and $0.1 million in the fourth quarter of 2023, respectively. The non-cash interest expense was $3.9 million, $16.2 million, and $12.9 million in 2023, 2022, and 2021, respectively. In 2023, the change in estimate decreased our non-cash interest expense and net loss by $12.8 million. The change in accounting estimate reduced the net loss per share by $0.13 in 2023.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for 2023, 2022, and 2021 were as follows (in thousands):

	Years Ended December 31,			Change
	2023	2022	2021	2023-2022	2022-2021
	(In millions)
RP OM Liability	$3.9	$16.2	$12.9	$(12.3)	$3.3
RP Aficamten Liability	25.5	15.5	—	10.0	15.5
Total non-cash interest expense recognized	$29.4	$31.7	$12.9	$(2.3)	$18.8

Interest and Other Income, net

Interest and other income, net for 2023, 2022, and 2021 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments and a summary of our borrowings and working capital is summarized as follows:

	December 31, 2023	December 31, 2022
	(In millions)
Financial assets:
Cash and cash equivalents	$113.0	$65.6
Short-term investments	501.8	717.0
Long-term investments	40.5	46.7
Total cash, cash equivalents, and marketable securities	$655.3	$829.3
Borrowings:
Term loan, net	$58.4	$63.8
2026 Notes, net	20.8	20.7
2027 Notes, net	528.2	525.1
Total borrowings	$607.4	$609.6
Working capital:
Current assets	$628.1	$795.2
Current liabilities	102.7	84.6
Working capital	$525.4	$710.6

The following table shows a summary of our cash flows for the periods set forth below:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Net cash used in operating activities	$(414.3)	$(299.5)	$(142.5)
Net cash provided by (used in) investing activities	239.3	(262.1)	(147.8)
Net cash provided by financing activities	221.3	516.2	320.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	$46.3	$(45.4)	$29.7

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

Cash Flows Used in Operating Activities

Net cash used in operating activities of $414.3 million and $299.5 million for 2023 and 2022, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. In 2022, the net cash used in operating activities was offset by collection of receivables primarily from our 2021 RTW Transactions. Net loss for 2023 and 2022 included, among other items: non-cash stock-based compensation, non-cash interest expense on liabilities related to revenue participation right purchase agreements, and non-cash interest expense related to debt.

Cash Flows Used in Investing Activities

Net cash provided by investing activities of $239.3 million for 2023 was primarily due to sales and maturities of investments offset by purchases of investments.

Net cash used in investing activities of $262.1 million for 2022 was primarily due to purchases of investments and property and equipment offset by proceeds from maturity of investments.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities of $221.3 million in 2023 was due to proceeds from public offerings of common stock of $164.2 million under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co discussed below and $50.0 million of additional consideration associated with the 2022 RP Aficamten Royalty Purchase Agreement which was paid to us in September 2023 and stock-based award activities.

Net cash provided by financing activities of $516.2 million in 2022 was primarily due to proceeds related to RP Aficamten RPA and the RP Loan Agreement and offset by the repayment of amounts owed under our Term Loan Agreement and stock-based award activities.

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

In December 2023, we announced positive topline results from SEQUOIA-HCM, the Phase 3 trial for aficamten. This entitled us to receive $75.0 million under tranche 4 during the one year period following the receipt of the positive results and requires us to draw a minimum of at least $50.0 million of the $75.0 million available under tranche 4.

The remaining $100.0 million under tranche 5 remains available for disbursement to us, subject to satisfaction of the conditions described above.

Each term loan under the RP Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such term loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the tranche 1, tranche 4 and tranche 5 term loans and 200% of the principal amount of the tranche 2 and tranche 3 loans (such amount with respect to each term loan, “Final Payment Amount”). We have made our first payment in the fourth quarter of 2023.

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

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, we recorded an inducement loss of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms. As of December 31, 2023, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding. The 2026 Notes are redeemable, in whole or in part, at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice.

2021 Ji Xing and RTW Transactions

On December 20, 2021, we entered into the Ji Xing OM License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Ji Xing OM License Agreement, we received a $50.0 million nonrefundable payment from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to FDA an NDA for omecamtiv mecarbil. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in China in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term. We recognized a $2.5 million milestone from Ji Xing in 2023 for the initiation of a phase 3 clinical trial for aficamten in nHCM, which was collected in the fourth quarter of 2023.

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

In 2023, we issued 5,016,170 shares of our common stock for net proceeds of $164.2 million pursuant to the Amended ATM Facility.

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
•
the cost of additional construction to expand our headquarters in South San Francisco and in relation to our leased office facilities in Radnor, Pennsylvania; and
•
the payments due for interest on the term loan and convertible debt;

We have incurred an accumulated deficit of approximately $2.1 billion since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Therefore, our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Market Risk and Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2023, we had cash and investments of $655.4 million, which consist of U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, global portfolio of corporate debt, money market fund, and repurchase agreements backed by U.S. Treasury securities. To reduce the volatility relating to these exposures, we have put investment and risk management policies and procedures in place. The primary objective of our investment activities is to preserve capital to fund our operations. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A 1% increase or decrease in current interest rates would not have a material effect on our financial results.

We had $21.1 million under 2026 Notes with a fixed rate of 4.0% and $540.0 million under 2027 Notes with a fixed rate of 3.5% outstanding as of December 31, 2023. The convertible notes issued at fixed interest rates are exposed to fluctuations in fair value resulting from changes in market price and interest rates. We do not record our convertible debt at fair value but present the fair value for disclosure purposes (see Note 7 to our Consolidated Financial Statements). As of December 31, 2022, the fair value of the 2026 Notes and 2027 Notes was estimated at $168.4 million and $990.4 million using quoted market prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cytokinetics, Incorporated (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of Revenue Participation Right Purchase Agreements
Description of the Matter

As of December 31, 2023, the liabilities related to revenue participation right purchase agreements, net were $380.0 million. The Company recognized non-cash interest expense on the liabilities related to revenue participation right purchase agreements of $29.4 million for the year ended December 31, 2023. As described in Note 6 to the consolidated financial statements, the Company has entered into agreements, pursuant to which counterparties purchased rights to receive royalty streams from the net sales of pharmaceutical products containing Aficamten and Omecamtiv Mecarbil. The cash received by the Company from these royalty purchase agreements was initially recognized as a liability related to revenue participation right purchase agreements. The Company is required to update its estimate, each reporting period, related to the amount and timing of future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. The estimates of the future royalty payment determine the measurement of the non-cash interest expense and the carrying value of the liability.

Auditing the Company’s measurement of the revenue participation right purchase agreements was complex due to the significant estimation uncertainty in projecting future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. The estimates of future royalties requires the use of several assumptions such as: the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of eligible patient populations, estimates of prescribing behavior and patient behavior, estimates of pricing and payor reimbursement and coverage, and sales ramp. As products containing Aficamten and Omecamtiv Mecarbil have not yet been commercialized, the estimates are highly subjective.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes for estimating the amount and timing of future royalty payments.

To test the amount and timing of future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements, our audit procedures included, among others, evaluating the reasonableness of significant assumptions used by management. Evaluating the reasonableness of management’s assumptions included consideration of (i) relevant industry forecasts and data, (ii) consistency with observable data for competitor products, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

San Jose, California

February 28, 2024

CYTOKINETICS, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$113,024	$65,582
Short-term investments	501,800	716,995
Accounts receivable	1,283	147
Prepaid expenses and other current assets	11,944	12,462
Total current assets	628,051	795,186
Long-term investments	40,534	46,708
Property and equipment, net	68,748	80,453
Operating lease right-of-use assets	78,987	82,737
Other assets	7,996	9,691
Total assets	$824,316	$1,014,775
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,507	$25,611
Accrued liabilities	42,641	44,096
Short-term operating lease liabilities	17,891	12,829
Current portion of long-term debt	10,080	958
Other current liabilities	10,559	1,123
Total current liabilities	102,678	84,617
Term loan, net	58,384	63,810
Convertible notes, net	548,989	545,808
Liabilities related to revenue participation right purchase agreements, net	379,975	300,501
Long-term operating lease liabilities	120,427	126,895
Other non-current liabilities	186	1,044
Total liabilities	1,210,639	1,122,675
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 163,000,000 shares
Issued and outstanding: 101,637,922 shares at December 31, 2023 and 94,833,975 shares at December 31, 2022	102	94
Additional paid-in capital	1,725,823	1,481,590
Accumulated other comprehensive loss	(10)	(3,590)
Accumulated deficit	(2,112,238)	(1,585,994)
Total stockholders’ deficit	(386,323)	(107,900)
Total liabilities and stockholders’ deficit	$824,316	$1,014,775

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Research and development revenues	$4,030	$6,588	$10,572
License revenues	—	—	54,856
Milestone revenues	3,500	1,000	5,000
Realization of revenue participation right purchase agreement	—	87,000	—
Total revenues	7,530	94,588	70,428
Operating expenses:
Research and development	330,123	240,813	159,938
General and administrative	173,612	177,977	96,803
Total operating expenses	503,735	418,790	256,741
Operating loss	(496,205)	(324,202)	(186,313)
Interest expense	(28,306)	(19,414)	(16,440)
Loss on extinguishment of debt	—	(24,939)	—
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(29,362)	(31,742)	(12,892)
Interest and other income, net	27,629	11,342	331
Net loss	$(526,244)	$(388,955)	$(215,314)
Net loss per share — basic and diluted	$(5.45)	$(4.33)	$(2.80)
Weighted-average number of shares used in computing net loss per share — basic and diluted	96,524	89,825	76,886
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	3,600	(2,721)	(1,018)
Foreign currency translation adjustments	(20)	—	—
Comprehensive loss	$(522,664)	$(391,676)	$(216,332)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance, December 31, 2020	71,015,183	$70	$1,105,470	$149	$(992,306)	$113,383
Exercise of stock options	1,304,347	3	11,017	—	—	11,020
Vesting of restricted stock units, net of taxes withheld	360,050	—	(4,449)	—	—	(4,449)
Net share settlement	—	—	(418)	—	—	(418)
Underwritten public offering of common stock, net of discounts, commissions and offering cost	11,500,000	11	296,894	—	—	296,905
Issuance of common stock upon private placement	511,182	—	15,144	—	—	15,144
Issuance of common stock under Employee Stock Purchase Plan	108,780	—	1,778	—	—	1,778
Stock-based compensation	—	—	26,832	—	—	26,832
Other comprehensive loss	—	—	—	(1,018)	—	(1,018)
Net loss	—	—	—	—	(215,314)	(215,314)
Balance, December 31, 2021	84,799,542	84	1,452,268	(869)	(1,207,620)	243,863
ASU 2020-06 adoption	—	—	(49,476)	—	10,581	(38,895)
Exercise of stock options	1,389,031	2	14,314	—	—	14,316
Issuance of common stock under restricted stock units	707,772	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(260,172)	—	(9,602)	—	—	(9,602)
Issuance of common stock under Employee Stock Purchase Plan	98,153	—	3,227	—	—	3,227
Induced conversion of convertible notes	8,071,343	8	(3,386)	—	—	(3,378)
Exercise of warrants	28,306	—	—	—	—	—
Settlement of capped call on 2026 Notes	—	—	26,392	—	—	26,392
Stock-based compensation	—	—	47,853	—	—	47,853
Other comprehensive loss	—	—	—	(2,721)	—	(2,721)
Net loss	—	—	—	—	(388,955)	(388,955)
Balance, December 31, 2022	94,833,975	94	1,481,590	(3,590)	(1,585,994)	(107,900)
Exercise of stock options	1,193,325	2	14,317	—	—	14,319
Vesting of restricted stock units	721,216	1	—	—	—	1
Shares withheld related to net share settlement of equity awards	(262,829)	—	(10,517)	—	—	(10,517)
Issuance of common stock under Employee Stock Purchase Plan	136,065	—	4,140	—	—	4,140
Issuance of common stock under at-the-market offering, net of issuance costs	5,016,170	5	164,228	—	—	164,233
Stock-based compensation	—	—	72,065	—	—	72,065
Other comprehensive income	—	—	—	3,580	—	3,580
Net loss	—	—	—	—	(526,244)	(526,244)
Balance, December 31, 2023	101,637,922	$102	$1,725,823	$(10)	$(2,112,238)	$(386,323)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(526,244)	$(388,955)	$(215,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreement	29,474	31,858	13,004
Stock-based compensation expense	72,065	47,853	26,832
Non-cash lease expense	3,750	2,585	7,361
Impairment of right-of-use assets	—	—	2,844
Depreciation of property and equipment	11,892	5,814	2,276
Realized gain on investment, net	35	107	—
Interest receivable and amortization on investments	(15,735)	(4,710)	4,894
Non-cash interest expense related to debt	7,341	5,697	7,125
Loss on extinguishment of debt	—	2,693	—
Loss on inducement of convertible debt	—	22,246	—
Changes in operating assets and liabilities:
Accounts receivable	(1,136)	56,672	(47,399)
Prepaid and other assets	1,596	(7,414)	(7,381)
Accounts payable	(3,483)	4,524	1,055
Accrued and other liabilities	17,103	10,844	15,060
Deferred revenue	—	(87,000)	—
Operating lease liabilities	(1,406)	1,728	43,472
Other non-current liabilities	(9,585)	(4,058)	3,649
Net cash used in operating activities	(414,333)	(299,516)	(142,522)
Cash flows from investing activities:
Purchases of investments	(635,211)	(855,393)	(525,042)
Maturities of investments	870,905	604,594	422,837
Sales of investments	4,975	—	3,300
Purchases of property and equipment	(1,416)	(11,335)	(48,872)
Net cash provided by (used in) investing activities	239,253	(262,134)	(147,777)
Cash flows from financing activities:
Repayment of finance lease liabilities	(858)	(944)	—
Repayment of term loan	—	(47,651)	—
Debt extinguishment costs	—	(2,409)	—
Repayment of convertible debt	—	(140,330)	—
Proceeds from issuance of convertible debt, net	—	523,586	—
Proceeds from public offerings of common stock, net of discounts, commissions and offering cost	—	—	296,905
Proceeds from private placement, net	—	—	15,144
Proceeds from 2022 RPI Transactions, net	50,000	149,581	—
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	164,233	—	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	18,459	17,543	12,380
Taxes paid related to net share settlement of equity awards	(10,517)	(9,602)	(4,449)
Cash settlement of capped call options associated with 2026 Notes	—	26,392	—
Net cash provided by financing activities	221,317	516,166	319,980
Effect of exchange rate changes	(20)	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	46,217	(45,484)	29,681
Cash, cash equivalents, and restricted cash, beginning of period	67,182	112,666	82,985
Cash, cash equivalents, and restricted cash, end of period	$113,399	$67,182	$112,666

Supplemental cash flow disclosures:
Cash paid for interest	$10,295	$15,165	$9,175
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$—	$10,904	$80,395
Right-of-use assets recognized in exchange for finance lease obligations	$—	$1,055	$1,294
Amounts unpaid for purchases of property and equipment	$—	$621	$11,982
Issuance of common stock in connection with repurchase of convertible note	$—	$317,123	$—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $2.1 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $526.2 million and net cash used in operations of $414.3 million for the year ended December 31, 2023. Cash, cash equivalents, and investments decreased to $655.4 million as of December 31, 2023 from $829.3 million as of December 31, 2022. We anticipate that we will have operating losses and net cash outflows in future periods.

We are subject to risks common to late-stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us. To date, we have funded operations primarily through sales of our common stock, contract payments under our collaboration agreements, sales of future revenues and royalties, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for several years, if ever. Our success is dependent on our ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to concentrations of risk consist principally of cash, cash equivalents, restricted cash, investments, and accounts receivable.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our cash, cash equivalents, restricted cash, and investments held with large financial institutions in the United States and deposits may exceed the Federal Deposit Insurance Corporation’s insurance limit.

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

A reconciliation of cash, cash equivalents, and restricted cash reported in our consolidated balance sheets to the amount reported within our consolidated statements of cash flows was as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$113,024	$65,582
Restricted cash	375	1,600
Total cash, cash equivalents, and restricted cash as reported within our consolidated statement of cash flows	$113,399	$67,182

As of December 31, 2023, our restricted cash balance of $0.4 million is used to collateralize letters of credit.

Investments

Our investments consist of U.S. Treasury securities, U.S. government agency securities, commercial paper, corporate obligations, and money market funds. We designate all investments as available-for-sale and report them at fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive loss. The cost of securities sold is based on the specific-identification method. Investments with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

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

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally three years for computer equipment and software, five years for laboratory equipment and office equipment, and seven years for furniture and fixtures. Amortization of leasehold improvements and finance lease right-of-use assets are computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically ranging from three to twelve years. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations.

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

At contract inception, we assess the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. For example, a license to our intellectual property is determined to be distinct from other performance obligations if licensee is able to use and benefit from the license on its own. Otherwise, licenses are bundled with other promises, such as ongoing research and development services, as combined performance obligation.

We enter into collaborative arrangements with partners that typically include payment to us for one of more of the following: (i) up-front license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; and (iv) research and development cost reimbursements. Up-front license fees are included in the transaction price. Development and regulatory milestone payments are included in the transaction price using the most likely amount method, if we conclude it is probable that a significant revenue reversal would not occur. For contracts that include sales-based royalties or sales-based milestones, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty or sales-based milestone has been allocated has been satisfied.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our joint programs with Astellas under the Astellas OSSA Agreement, and with Amgen under the Amgen Agreement (both of the Astellas OSSA Agreement and the Amgen Agreement having now been terminated), included promises of research and development services. We also entered into the Astellas FSRA Agreement on April 23, 2020. Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12.0 million. We determined that these services collectively were distinct from any licenses provided to Astellas and Amgen under such agreements, and as such, these services were accounted for as a separate performance obligation recorded over time. We recognized revenue for these services as the performance obligations were satisfied, which we estimated using internal research and development costs incurred.

When a collaborative agreement has more than one performance obligation, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The stand-alone selling price may include such items as, forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, to determine the transaction price to allocate to each performance obligation.

For performance obligations that consist of the delivery of an intellectual property license, the revenue is recognized at the point in time that the license is delivered. For combined performance obligations consisting of an intellectual property license and research and development services, we recognize the combined performance obligation over time, using an input method, as the research and development services are performed.

We are required to make estimates related to the determination of the transaction price and our measurement of how revenue is recognized over time, using the input method. Any changes in these estimates are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

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

Revenue Participation Right Purchase Agreements

We have entered into certain revenue participation right purchase agreements with certain investors, pursuant to which such investors purchased rights to royalties from certain revenue streams in exchange for consideration. We typically account for such agreements as liabilities to be amortized under the effective interest rate method over the life of the related royalty stream, when we have continuing involvement with the underlying R&D. We typically account for such agreements as deferred income to be amortized under the units-of-revenue method, when there is no continuing involvement with the underlying R&D. We are required to update our estimates, at each reporting period, related to the amount and timing of future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. The estimates of the future royalty payment determine the measurement of the non-cash interest expense and the carrying value of the liability.

Revenue participation right purchase agreements are measured using significant unobservable inputs. The estimates of future royalties requires the use of several assumptions such as: the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of eligible patient populations, estimates of prescribing behavior and patient compliance behavior, estimates of pricing, payor reimbursement and coverage, and sales ramp. As products containing aficamten and omecamtiv mecarbil have not yet been commercialized, the estimates are highly subjective.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2020, we entered into a royalty purchase agreement, pursuant to which we sold our right to receive certain payments on the net sales of products containing the compound mavacamten. The consideration received was deferred income to be amortized under the units-of-revenue method, as there was no continuing involvement with the underlying R&D. In 2022, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty and consequently we recognized the deferred revenue as Realization of revenue participation right purchase agreement on the income statement.

As of December 31, 2023, we have a total carrying value of approximately $380.0 million of liabilities related to revenue participation right purchase agreements.

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

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Years Ended December 31,
	2023	2022	2021
Options to purchase common stock	11,780	10,992	9,373
Warrants to purchase common stock	13	13	48
Restricted stock and performance units	1,375	1,260	1,415
Shares issuable related to the ESPP	16	13	8
Shares issuable upon conversion of 2026 Notes	2,003	2,003	16,675
Shares issuable upon conversion of 2027 Notes	10,572	10,572	—
Total shares	25,759	24,853	27,519

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We recognized a $2.5 million milestone from Ji Xing in 2023 for the initiation of a phase 3 clinical trial for aficamten in nHCM which was collected in the fourth quarter of 2023.

We recognized a $5.0 million milestone from Ji Xing during the third quarter of 2021 for initiation of a phase 3 clinical trial for aficamten in oHCM. Although our contractual right to payment had not arisen under the Ji Xing Aficamten License Agreement, we determined recognition of the milestone in 2021 was appropriate based on our expected initiation of a phase 3 clinical trial of aficamten in oHCM and was recorded as a corresponding contract asset in other current assets in our consolidated balance sheet as of December 31, 2021.

Research and development revenue from Ji Xing for 2023 and 2022 was $1.3 million and $0.9 million, respectively, related to certain development cost reimbursements. We had no research and development revenue from Ji Xing in 2021.

We had accounts receivable from Ji Xing of $0.3 million as of December 31, 2023 and $0.1 million as of December 31, 2022.

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

The allocation of the consideration for the 2020 RTW Transactions resulted in $87.0 million being allocated to the RTW Royalty Purchase Agreement representing its fair value. The $87.0 million was initially recorded as deferred revenue. On April 25, 2022, as discussed above, we entered into a tripartite agreement with RTW ICAV and MyoKardia, Inc. acknowledging the release and discharge of any further obligations by us or MyoKardia, Inc. in connection to the Mavacamten Royalty. As a result of the full extinguishment of the Mavacamten Royalty, we recognized revenue of $87.0 million in 2022.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. Astellas also agreed to non-cash contributions to the Company, which included the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601. As of December 31, 2023, we have billed and collected from Astellas up to the maximum contribution of $12.0 million. On March 31, 2023, we announced that we discontinued COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, and COURAGE-ALS OLE.

Research and development revenue from Astellas for 2023, 2022, and 2021 was $2.7 million, $5.7 million, and $3.2 million, respectively.

We had no accounts receivable from Astellas as of December 31, 2023 and 2022.

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

We recognized research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement, which terminated effective May 20, 2021. Research and development revenue from Amgen was $7.4 million in 2021 and consisted of reimbursement of costs we incurred related to METEORIC-HF. There was no research and development revenue from Amgen in 2023 and 2022.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Assets

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

	December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$77,429	$—	$—	$77,429
U.S. Treasury securities	Level 1	34,625	13	(15)	34,623
U.S. Government agency securities	Level 2	175,301	87	(133)	175,255
Commercial paper	Level 2	252,956	156	(59)	253,053
Corporate obligations	Level 2	92,384	103	(142)	92,345
		$632,695	$359	$(349)	$632,705

	December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$45,887	$—	$—	$45,887
U.S. Treasury securities	Level 1	172,568	—	(1,102)	171,466
U.S. Treasury securities backed repurchase agreements	Level 2	16,003	—	—	16,003
U.S. Government agency securities	Level 2	129,174	12	(820)	128,366
Foreign government agency securities	Level 2	7,599	—	(69)	7,530
Commercial paper	Level 2	329,359	28	(431)	328,956
Corporate obligations	Level 2	128,594	—	(1,209)	127,385
		$829,184	$40	$(3,631)	$825,593

No credit losses on debt securities were recognized in 2023 or 2022. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Balance Sheet Components

Our property and equipment consisted of (in thousands):

	December 31,
	2023	2022
Property and equipment, net:
Laboratory equipment	$18,839	$18,490
Computer equipment and software	3,263	3,900
Office equipment, furniture and fixtures	6,061	6,056
Leasehold improvements	66,874	65,912
Construction in progress	220	741
Right-of-use assets, finance lease	1,839	2,448
Total property and equipment	97,096	97,547
Less: Accumulated depreciation	(28,348)	(17,094)
	$68,748	$80,453

Depreciation expense was $11.9 million, $5.8 million, and $2.3 million for 2023, 2022, and 2021, respectively.

Our accrued liabilities were as follows (in thousands):

	December 31,
	2023	2022
Accrued liabilities:
Clinical and preclinical costs	$5,880	$16,105
Compensation related	29,255	21,767
Other accrued expenses	7,506	6,224
Total accrued liabilities	$42,641	$44,096

We sponsor a 401(k) defined contribution plan covering all employees and contributed $2.5 million, $1.8 million, and $1.1 million to this plan in 2023, 2022, and 2021, respectively.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2023, we announced positive topline results from SEQUOIA-HCM, the Phase 3 trial for aficamten. This entitled us to receive $75.0 million under tranche 4 during the one year period following the receipt of the positive results and requires us to complete a minimum mandatory draw of at least $50.0 million of the $75.0 million available.

The remaining $100.0 million under tranche 5 remains available for disbursement to us, subject to satisfaction of the conditions described above.

Each term loan under the RP Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such term loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the term loan for the tranche 1, tranche 4 and tranche 5 term loans and 200% of the principal amount of the term loan for tranche 2 and tranche 3 term loans (such amount with respect to each term loan, “Final Payment Amount”). We accounted for amounts initially drawn under the RP Loan Agreement using the effective interest method which resulted in an effective interest rate of 7.65% over the ten-year term. As of the date of the prepayment or maturity of the term loan (or the date such prepayment or repayment is required to be paid), we will be required to pay an additional amount equal to $34.6 million accreted over the term of the loan. We have made our first payment in the fourth quarter of 2023.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under the existing borrowing under RP Loan Agreement are (in thousands):

Years ending December 31:
2024	$10,080
2025	11,520
2026	11,520
2027	11,520
2028	11,520
Thereafter	37,440
Future minimum payments	93,600
Less: Unamortized interest and loan costs	(25,136)
Term Loan, net	$68,464

As of December 31, 2023, the estimated fair value of our RP Loan Agreement was $59.9 million. The fair value was estimated based on Level 3 inputs.

Concurrent with our entry into the RP Loan Agreement discussed above, we terminated the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC and repaid all amounts outstanding thereunder as further described in Note 7.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 24.8% as of December 31, 2023 and 22.4% as of December 31, 2022.

In 2023, we updated our analyses of the RP Aficamten RPA to reflect our assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the additional consideration of $50.0 million which was paid to us in September 2023 following the initiation of the first pivotal clinical trial in nHCM for aficamten. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA changed from the fourth quarter of 2022 due to changes in management’s estimates of unobservable inputs related to market conditions and timing to include projections of future royalty payments. The resulting probability-adjusted sales forecast for aficamten has increased year over year mainly due to the receipt of positive topline results from SEQUOIA-HCM, the Phase 3 trial for aficamten, in December 2023.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in estimates are accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 22.4% and $5.2 million in the fourth quarter of 2022, 22.4% and $5.4 million in the first quarter of 2023, 19.0% and $4.9 million in the second quarter of 2023, 18.0% and $5.4 million in the third quarter of 2023, to 24.8% and $9.8 million in the fourth quarter of 2023. The non-cash interest expense was $25.5 million and $15.5 million in 2023 and 2022, respectively. In 2023, the change in estimate increased our non-cash interest expense and net loss by $2.0 million. The change in accounting estimate increased the net loss per share by $0.02 in 2023.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carring value of the RP OM Liability was approximately 0.1% as of December 31, 2023 and 8.5% as of December 31, 2022.

In 2023, we updated our analyses of the RP OM RPA to reflect our current assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization, including the result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil. As a consequence of our receipt of the CRL from FDA, the royalty rate under the RP OM RPA will increase to no more than 5.5%. The resulting probability-adjusted sales forecast for omecamtiv mecarbil has decreased year over year because commercialization and sales of omecamtiv mecarbil will be delayed.

Changes in estimates are accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate and non-cash interest expense from 8.5% and $4.0 million in the fourth quarter of 2022, 1.9% and $0.9 million in the first quarter of 2023, 2.9% and $1.4 million in the second and third quarter of 2023, and to 0.1% and $0.1 million in the fourth quarter of 2023, respectively. The non-cash interest expense was $3.9 million, $16.2 million, and $12.9 million in 2023, 2022, and 2021, respectively. In 2023, the change in estimate decreased our non-cash interest expense and net loss by $12.8 million. The change in accounting estimate reduced the net loss per share by $0.13 in 2023.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There are a number of factors that could materially affect the amount and timing of royalty payments, a number of which are not within our control. The RP OM Liability and the RP Aficamten Liability are recognized using significant unobservable inputs. The estimates of future royalties requires the use of several assumptions such as: the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of eligible patient populations, estimates of prescribing behavior and patient compliance behavior, estimates of pricing, payor reimbursement and coverage, and sales ramp. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RP OM Liability and the RP Aficamten Liability.

We recorded $50.0 million of additional consideration associated with the 2022 RP Aficamten Royalty Purchase Agreement upon receipt of the cash in the third quarter of 2023.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	RP Aficamten Liability		RP OM Liability
	2023	2022	2023	2022	2021
Beginning balance, January 1	$105,117	$—	$195,384	$179,072	$166,068
Initial carrying value	—	89,571	—	—	—
Additional consideration	50,000	—	—	—	—
Interest accretion	25,474	15,546	3,888	16,196	12,892
Amortization of issuance costs	—	—	112	116	112
Ending balance, December 31	$180,591	$105,117	$199,384	$195,384	$179,072

Note 7 — Debt

Silicon Valley Bank and Oxford Finance Term Loans

Prior to January 7, 2022, we maintained $45.0 million aggregate principal amount of the Term Loan Agreement with Silicon Valley Bank and Oxford Finance LLC.

The Term Loan Agreement was terminated, and all amounts thereunder repaid in connection to our entry into that certain RP Loan Agreement, between us and RPDF, as further described above.

As a result of the termination of the Term Loan Agreement and the repayment to the Lenders, in 2022, we recorded $2.7 million in loss on debt extinguishment in the consolidated statements of operations and comprehensive loss, consisting of the premium on debt repayments and the write-off of the remaining term loan fees and debt issuance costs.

Interest expense for the Term Loan Agreement was immaterial for 2022 because it represented approximately one week of interest before extinguishment. Interest expense for the Term Loan Agreement was $4.8 million for 2021.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, the Company recorded an inducement loss of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms. As of December 31, 2023, there remain $21.1 million aggregate principal amount of 2026 Notes outstanding.

The 2026 Notes are unsecured obligations and bear interest at an annual rate of 4.0% per year, payable semi-annually on May 15 and December 15 of each year, beginning May 15, 2020. The 2026 Notes are governed by an indenture we entered into with U.S. Bank National Association, as trustee. The 2026 Notes will mature on November 15, 2026, unless earlier repurchased or redeemed by us or converted at the option of the holders. We may redeem the 2026 Notes prior to the maturity date but we are not required to and no sinking fund is provided for the 2026 Notes. The 2026 Notes may be converted, under certain circumstances as described below, based on an initial conversion rate of 94.7811 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $10.55 per share). The conversion rate for the 2026 Notes will be subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture), we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change. The 2026 Notes are convertible at December 31, 2023 at the option of the holder.

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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Years Ended December 31,
	2023	2022	2021
Contractual interest expense	$844	$3,265	$5,520
Accretion of debt discount	—	—	5,907
Amortization of debt issuance costs	108	355	59
Total interest expense recognized	$952	$3,620	$11,486

The effective interest rate of the 2026 Notes was 4.6% as of December 31, 2023 and 2022 and 12.5% as of December 31, 2021. As of December 31, 2023. the unamortized debt issuance cost for the 2026 Notes was $0.3 million and will be amortized over approximately 2.9 years.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	2023	2022
Contractual interest expense	$18,900	$9,188
Amortization of debt issuance costs	3,074	1,542
Total interest expense recognized	$21,974	$10,730

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective interest rate of the 2027 Notes was 4.2% as of December 31, 2023 and 2022. As of December 31, 2023, the unamortized debt issuance cost for the 2027 Notes was $11.8 million and will be amortized over approximately 3.6 years. In 2023, the conditions allowing holders of the Notes to convert were not met. As a result, the 2027 Notes are not convertible at December 31, 2023.

Future minimum payments under the 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2027 Notes	2026 Notes	Total
2024	$18,900	$845	$19,745
2025	18,900	845	19,745
2026	18,900	21,978	40,878
2027	558,900	—	558,900
Future minimum payments	615,600	23,668	639,268
Less: Interest	(75,600)	(2,536)	(78,136)
Convertible notes, principal amount	540,000	21,132	561,132
Less: Debt issuance costs on the convertible notes	(11,799)	(344)	(12,143)
Net carrying amount of the convertible notes	$528,201	$20,788	$548,989

As of December 31, 2023, the estimated fair value of the 2027 Notes and 2026 Notes was $990.4 million and $168.4 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

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

In May 2022, our stockholders approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 6.0 million shares. In May 2022 and February 2023, our board of directors approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 1.6 million shares and 1.0 million shares, respectively, for inducement grants to new employees. As of December 31, 2023, the total authorized shares under the 2004 Plan available for grant was 7.6 million.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our annual grant of stock-based compensation takes place during the first quarter of each year. Stock option activity in 2023, 2022, and 2021 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2020	8,501,949	$10.02
Granted	2,513,350	22.43
Exercised	(1,346,194)	9.01
Forfeited	(296,146)	14.56
Balance at December 31, 2021	9,372,959	$13.35
Granted	3,424,150	39.79
Exercised	(1,389,031)	10.13
Forfeited	(415,675)	28.94
Balance at December 31, 2022	10,992,403	$22.13
Granted	2,447,225	38.59
Exercised	(1,200,895)	12.13
Forfeited	(458,503)	35.01
Balance at December 31, 2023	11,780,230	$26.07	6.8	$676.4
Exercisable at December 31, 2023	7,279,310	$19.29	5.7	$467.3

We have elected to account for forfeitures as they occur. The intrinsic value of stock options exercised, calculated based on the difference between the market value at the date of exercise and the exercise price, was $33.8 million for 2023, $46.3 million for 2022, and $29.3 million for 2021. The intrinsic value of stock options outstanding at December 31, 2023 was $676.4 million.

RSU, including PSU, activity in 2023, 2022, and 2021 was as follows:

	Number of Restricted Stock Units	Weighted Average Award Date Fair Value per Share
Balance at December 31, 2020	1,116,642	$11.88
Granted	1,093,450	21.69
Exercised	(606,240)	11.13
Forfeited	(189,025)	21.32
Balance at December 31, 2021	1,414,827	$18.52
Granted	780,519	37.69
Exercised	(707,772)	16.72
Forfeited	(273,310)	26.65
Balance at December 31, 2022	1,214,264	$30.07
Granted	965,863	39.09
Exercised	(721,215)	27.40
Forfeited	(84,290)	35.46
Balance at December 31, 2023	1,374,622	$37.47

RSUs generally vest annually over two to three years. For 2023, the fair value of RSUs vested, calculated based on the units vested multiplied by the closing price of our common stock on the date of vesting, was $28.6 million.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2022, the performance target for the first tranche of PSUs was met. As a result, the Company recognized expense of $0.7 million in 2022 for the first tranche of PSUs. The performance target for the second tranche of PSUs was not met, and therefore, such second tranche of PSUs consisting of 182,500 PSUs were deemed forfeited as of December 31, 2022. No expense was recognized for the second tranche.

Employee Stock Purchase Plan

Under our ESPP, employees may purchase common stock up to a specified maximum amount at a price equal to 85% of the fair market value at certain plan-defined dates. In May 2020, the Company’s stockholders approved an amendment to the ESPP to increase the number of common stock shares reserved for issuance under the ESPP by 0.5 million shares.

We issued 136,065 shares at an average price of $30.43 per share during 2023, 98,153 shares at an average price of $32.89 per share in 2022, and 108,780 shares at an average price of $16.33 per share in 2021 pursuant to the ESPP. At December 31, 2023, we have 103,822 shares of common stock reserved for issuance under the ESPP.

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model to determine the fair value of stock option grants to employees and directors and employee stock purchase plan shares. The fair value of share-based payments was estimated on the date of grant based on the following assumptions:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Options	ESPP	Options	ESPP	Options	ESPP
Risk-free interest rate	3.57% to 4.6%	5.33% to 5.44%	1.41% to 4.01%	1.63% to 4.65%	0.58% to 1.28%	0.05%
Volatility	67%	49% to 50%	66% to 67%	64% to 65%	66% to 67%	66% to 67%
Expected term in years	6.3	0.5	6.3 to 6.4	0.5	6.4 to 6.5	0.5
Expected dividend yield	0%	0%	0%	0%	0%	0%

We use U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms of the options for the risk-free interest rate. We use our own volatility history based on our stock trading history and our own historical exercise to estimate expected term for option grants. We do not anticipate paying dividends in the foreseeable future and use an expected dividend yield of zero. We do not estimate forfeitures in our stock-based compensation.

We measure compensation expense for restricted stock units at fair value on the date of grant and recognize the expense over the expected vesting period. We recognize stock-based compensation expense on a ratable basis over the requisite service period, generally the vesting period of the award for share-based awards.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense for 2023, 2022, and 2021 was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$32,134	$19,100	$10,463
General and administrative	39,931	28,753	16,369
	$72,065	$47,853	$26,832

As of December 31, 2023, we expect to recognize $102.2 million of unrecognized compensation cost related to unvested stock options over a weighted-average period of 2.5 years, $29.2 million of unrecognized compensation cost related to unvested restricted stock over a weighted-average period of 1.6 years.

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

As of December 31, 2023 and 2022, we had the following warrants outstanding to purchase shares of our common stock:

Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding at December 31, 2022	Warrants Outstanding at December 31, 2023
January 2020	January 2030	$10.42	12,957	12,957

The remaining 12,957 warrants outstanding at December 31, 2023 were exercised in January 2024.

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

In 2023, we issued 5,016,170 shares of our common stock for net proceeds of $164.2 million under the Amended ATM Facility.

Note 9 — Commitments and Contingencies

Operating Leases

In July 2019, we entered into the Oyster Point Lease of office and laboratory space at a facility located in South San Francisco, California, and we entered into amendments to the Oyster Point Lease in 2020, 2021, 2022, and 2023. The Oyster Point Lease commenced on March 31, 2021 and has an expiration date of October 31, 2033.

In January 2022, we entered into a series of lease agreements with the sub-landlord and landlord and leased an office space at a facility located in Radnor, Pennsylvania (the "Radnor Lease"). The Radnor Lease commenced on September 1, 2022, when the leasehold improvements were substantially completed, and we gained control over the use of the underlying assets. The Radnor Lease has an expiration date of July 31, 2027 with one five-year option to extend the lease.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average remaining lease term of the operating leases was 9.7 years, 10.7 years, and 11.7 years as of December 31, 2023, 2022, and 2021, respectively. The weighted-average discount rate used to determine the related operating lease liabilities was 8.7% as of December 31, 2023 and 2022, and 10.0% as of December 31, 2021.

Cash paid for operating leases for the years ended December 31, 2023, 2022, and 2021 was $17.8 million, $24.1 million, and $6.1 million, respectively, and was included in net cash used in operating activities in our consolidated statements of cash flows.

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

Finance leases are accounted for on the consolidated balance sheets with right-of-use assets and lease liabilities recognized in property and equipment, other current liabilities, and other non-current liabilities, respectively. The finance lease cost is recognized as a combination of the amortization expense for the right-of-use assets calculated on a straight-line basis over the five-year estimated useful life for laboratory equipment and interest expense for the outstanding lease liabilities using the determined discount rates. As of December 31, 2023, we have recognized finance lease right-of-use assets of $1.8 million, short-term finance lease liabilities of $1.0 million, and long-term finance lease liabilities of $0.2 million.

As of December 31, 2023, 2022, and 2021, the weighted average remaining lease term for the finance leases is 3.0 years, 4.0 years, and 4.9 years, respectively. The weighted average discount rate used to determine the finance lease liabilities is 9.5% as of December 31, 2023, 2022, and 2021.

The cash paid for finance lease for the years ended December 31, 2023 and 2022 was $0.9 million and was included in financing activities in our consolidated statement of cash flows. No cash was paid for finance lease in 2021.

Future minimum lease payments under non-cancellable leases as of December 31, 2023 is as follows (in thousands):

Years ending December 31:	Operating Leases	Finance Leases
2024	$18,738	$990
2025	19,563	204
2026	20,180	-
2027	20,514	—
2028	20,738	—
Thereafter	109,981	—
Total future minimum lease payments	209,714	1,194
Less: Imputed interest	(71,396)	(51)
Total lease liability	$138,318	$1,143

Rent expense for operating and finance leases was $22.1 million, $21.6 million, and $23.1 million for 2023, 2022, and 2021, respectively.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

We did not record an income tax provision in 2023, 2022, and 2021 because we had net taxable losses. Our significant jurisdictions are the United States and California.

The following reconciles the statutory federal income tax rate to our effective tax rate:

	Years Ended December 31,
	2023	2022	2021
Tax at federal statutory tax rate	21%	21%	21%
State tax, net of federal benefits	1%	1%	0%
Change in state effected rates	0%	0%	(1)%
Tax credits, net	4%	4%	3%
Change in valuation allowance	(24)%	(26)%	(24)%
Stock-based compensation	1%	2%	2%
Other	(3)%	(2)%	(1)%
Total	0%	0%	0%

Deferred tax assets, net, reflecting the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, were as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$231,915	$202,459
Tax credits	119,815	98,292
Liability related to sale of future royalties	85,501	68,366
Reserves and accruals	35,466	23,950
Capitalized R&D	95,437	48,047
Long-term lease liability	28,634	28,901
Total noncurrent deferred tax assets	596,768	470,015
Deferred tax liabilities:
Depreciation and amortization	(6,842)	(7,909)
Operating lease right-of-use assets	(17,392)	(18,192)
Unrealized Loss	(6)	—
Total noncurrent deferred tax liabilities	(24,240)	(26,101)
Less: Valuation allowance	(572,528)	(443,914)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting our future results and an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $128.6 million in 2023 and increased by $116.5 million in 2022.

At December 31, 2023 federal NOL carryforwards were $955.7 million, apportioned state NOL carryforwards before federal benefits were $423.7 million, and foreign NOL carryforwards were $0.8 million. If not utilized, federal and state net operating loss carryforwards incurred prior to 2018 will begin to expire in various amounts beginning 2024 and 2028, respectively, and the foreign net operating loss carryforwards will begin to expire in 2030.

At December 31, 2023, tax credits of $126.3 million and $22.8 million for federal and California income tax purposes, respectively consisted of Research and Development Credits and Orphan Drug Credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2024. California based credit carryforwards do not expire.

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

Activity related to our gross unrecognized tax benefits were (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at the beginning of the year	$18,355	$11,295	$10,522
Increase related to prior year tax positions	—	4,438	—
Decrease related to prior year tax positions	(97)	(1,804)	(29)
Increase related to current year tax positions	6,974	4,426	802
Balance at the end of the year	$25,232	$18,355	$11,295

We are subject to federal and various state & local and foreign income tax examinations for all fiscal years with unutilized NOLs and tax credit carryforwards. Included in the balance of unrecognized tax benefits as of December 31, 2023, 2022, and 2021 are $24.5 million, $17.7 million, and $10.3 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

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

In October 2021, the Organization for Economic Co-operation and Development (“OECD”)/G20 finalized the significant components of a two-pillar global tax reform plan, which has now been agreed to by the majority of OECD members. Pillar Two requires multinational enterprises with annual global revenue exceeding €750 million to pay a global minimum tax of 15%. The Company does not currently expect to meet the €750 million revenue threshold. The Company will continue to evaluate the potential impact on future periods of the Pillar Two framework and the implementation of the Pillar Two rules in the jurisdictions in which it operates.

Note 11 — Subsequent Events

During the period January 1, 2024 through and inclusive of February 27, 2024, we sold 1,237,460 shares of our common stock for net proceeds of $93.6 million under the Amended ATM Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and interim principal financial officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a‑15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and interim principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, our principal executive officer and interim principal financial officer has concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, and interim principal financial officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on the above evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Interim Principal Financial Officer

As previously disclosed, effective February 23, 2024 (the “Resignation Date”), Ching W. Jaw resigned from the office of Senior Vice President & Chief Financial Officer and from his employment with the Company. Effective as of the Resignation Date, Robert I. Blum, the Company’s Chief Executive Officer, assumed the duties and responsibilities of the Company’s principal financial officer on an interim basis while the Company conducts a search for a Chief Financial Officer. Mr. Blum, age 60, joined the Company in 1998 and has served as the Company’s Chief Executive Officer and a member of the Company’s Board of Directors since January 2007. Additional biographical information for Mr. Blum may be found in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 7, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Cytokinetics, Incorporated’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cytokinetics, Incorporated (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

San Jose, California

February 28, 2024

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers and employees. We publicize the Code of Ethics through posting the policy on our investor relations website, ir.cytokinetics.com. We will disclose on our investor relations website any waivers of, or amendments to, our Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions within four business days following the date of such amendment or waiver rather than filing a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, where it appears under the heading “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, where it appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plans at December 31, 2023.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, where it appears under the headings “Certain Business Relationships and Related Party Transactions” and “Board of Directors – Independence of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, where it appears under the headings “Proposal Three – Ratification of Selection of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

b)
Exhibits:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 3, 2023	3.5

3.6	Amended and Restated Bylaws.	8-K	000-50633	November 17, 2023	3.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank.	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Note due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Description of Securities	10-K	000-50633	March 1, 2023	4.6

4.7	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.8	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.9	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

10.1	Lease, dated July 24, 2019, by and between the Company and KR Oyster Point 1, LLC	10-Q	000-50633	November 1, 2019	10.52

10.2	First Amendment to Lease, dated May 12, 2020, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 26, 2021	10.59

10.3	Second Amendment to Lease, dated January 26, 2021, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 26, 2021	10.60

10.4	Third Amendment to Lease, dated November 12, 2021, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 25, 2022	10.4

10.5	Fourth Amendment to Lease, dated October 12, 2022, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	March 1, 2023	10.5

10.6	Fifth Amendment to Lease, dated November 27, 2023, by and between the Company and KR Oyster Point 1, LLC					X

10.7	Form of Indemnification Agreement between the Company and each of its directors and executive officers	10-Q	000-50633	August 5, 2008	10.1

10.8+	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.9+	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements	10-K	000-50633	March 12, 2009	10.68

10.10+	Amended and Restated 2004 Equity Incentive Plan	10-K	000-50633	March 1, 2023	10.9

10.11+	Amended and Restated 2015 Employee Stock Purchase Plan	DEF 14A	000-50633	March 26, 2020	Appendix A

10.12+	Form of Option Agreement (Employee Annual Grant)	10-K	000-50633	March 1, 2023	10.11

10.13+	Form of Option Agreement (New Hire Inducement)	10-K	000-50633	March 1, 2023	10.12

10.14+	Form of Option Agreement (Director Annual Grant)	10-K	000-50633	March 1, 2023	10.13

10.15+	Form of Option Agreement (Director Onboarding)	10-K	000-50633	March 1, 2023	10.14

10.16+	Form of Restricted Stock Unit Award Agreement (Employee Annual Grant)	10-K	000-50633	March 1, 2023	10.15

10.17+	Form of Restricted Stock Unit Award Agreement (Employee Key Performer)	10-K	000-50633	March 1, 2023	10.16

10.18+	Form of Restricted Stock Unit Award Agreement (Director Annual Grant)	10-K	000-50633	March 1, 2023	10.17

10.19+	Form of Executive Employment Agreement between the Company and its executive officers	10-K	000-50633	March 7, 2014	10.39

10.20#†	License and Collaboration Agreement, dated July 14, 2020, by and between the Company and Ji Xing Pharmaceuticals Limited	10-Q/A	000-50633	March 11, 2021	10.1

10.21#†	License and Collaboration Agreement, dated December 20, 2021, by and between the Company and Ji Xing Pharmaceuticals Limited	10-K	000-50633	February 25, 2022	10.14

10.22#	Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and the Company	10-K	000-50633	February 25, 2022	10.18

10.23	First Amendment to Development Funding Loan Agreement, dated July 6, 2022, by and among Royalty Pharma Development Funding, LLC and the Company	10-K	000-50633	March 1, 2023	10.22

10.24	Second Amendment to Development Funding Loan Agreement, dated December 8, 2022, by and among Royalty Pharma Development Funding, LLC and the Company	10-K	000-50633	March 1, 2023	10.23

10.25#†	Royalty Purchase Agreement, dated February 1, 2017, by and between the Company and RPI Finance Trust	10-K	000-50633	March 6, 2017	10.44

10.26#	Amendment No. 1 to Royalty Purchase Agreement, dated January 7, 2022, by and between the Company and RPI Finance Trust	10-K	000-50633	February 25, 2022	10.20

10.27#	Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between the Company and Royalty Pharma Investments 2019 ICAV	10-K	000-50633	February 25, 2022	10.21

10.28+	Description of Director Compensation	10-Q	000-50633	November 4, 2022	10.1

10.29	Amended and Restated Controlled Equity OfferingSM Sales Agreement, dated as of March 1, 2023, by and between the Company and Cantor Fitzgerald & Co.	10-K	000-50633	March 1, 2023	10.28

10.30	Cytokinetics, Incorporated Executive Severance Plan and Summary Plan Description	8-K	000-50633	October 3, 2023	10.1

23.1	Consent of independent registered public accounting firm					X

24.1	Power of Attorney (included in the signature page to this report)	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1

Certifications of the Principal Executive Officer, the Principal Financial Officer, and the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)

X

97.1	Incentive Compensation Recoupment Policy	X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)	X

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
Robert I. Blum
President, Chief Executive Officer and Director

Dated: February 28, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert I. Blum and Robert Wong, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer)	February 28, 2024

/s/ ROBERT C. WONG Robert C. Wong	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024

/s/ JOHN T. HENDERSON John T. Henderson, M.B. Ch.B.	Chairman of the Board of Directors	February 28, 2024

/s/ MUNA BHANJI	Director	February 28, 2024
Muna Bhanji

/s/ SANTO J. COSTA Santo J. Costa	Director	February 28, 2024

/s/ ROBERT A. HARRINGTON Robert A. Harrington, M.D.	Director	February 28, 2024

/s/ EDWARD M. KAYE Edward M. Kaye, M.D.	Director	February 28, 2024

/s/ B. LYNNE PARSHALL B. Lynne Parshall	Director	February 28, 2024

/s/ SANDFORD D. SMITH Sandford D. Smith	Director	February 28, 2024

/s/ WENDELL WIERENGA Wendell Wierenga, Ph.D.	Director	February 28, 2024

/s/ NANCY J. WYSENSKI	Director	February 28, 2024
Nancy J. Wysenski