Form 10-Q
period 2024-03-31
CYTOKINETICS INC
filed 2024-05-10
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of common stock, $0.001 par value, outstanding as of May 8, 2024: 104,853,918

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three months ended March 31, 2024

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
Final Payment Amount

As defined in Part I, Item 2 (Management’s Discussion and Analysis of Financial Conditions and Results of Operations) of this Quarterly Report on Form 10-Q – Sources and Uses of Cash, Royalty Pharma Transactions

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands) (Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$119,976	$113,024
Short-term investments	498,985	501,800
Accounts receivable	834	1,283
Prepaid expenses and other current assets	18,909	11,944
Total current assets	638,704	628,051
Long-term investments	15,376	40,534
Property and equipment, net	68,018	68,748
Operating lease right-of-use assets	78,170	78,987
Other assets	7,814	7,996
Total assets	$808,082	$824,316
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,967	$21,507
Accrued liabilities	40,123	42,641
Short-term operating lease liabilities	18,230	17,891
Current portion of long-term debt	11,520	10,080
Other current liabilities	6,015	10,559
Total current liabilities	88,855	102,678
Term loan, net	56,822	58,384
Convertible notes, net	549,790	548,989
Liabilities related to revenue participation right purchase agreements, net	390,219	379,975
Long-term operating lease liabilities	118,554	120,427
Other non-current liabilities	2	186
Total liabilities	1,204,242	1,210,639
Commitments and contingencies
Stockholders’ deficit:
Preferred stock	—	—
Common stock	105	102
Additional paid-in capital	1,852,155	1,725,823
Accumulated other comprehensive loss	(539)	(10)
Accumulated deficit	(2,247,881)	(2,112,238)
Total stockholders’ deficit	(396,160)	(386,323)
Total liabilities and stockholders’ deficit	$808,082	$824,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues:
Research and development revenues	$835	$2,113
Milestone revenues	—	2,500
Total revenues	835	4,613
Operating expenses:
Research and development	81,570	79,421
General and administrative	45,500	49,665
Total operating expenses	127,070	129,086
Operating loss	(126,235)	(124,473)
Interest expense	(7,103)	(6,961)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(10,218)	(6,280)
Interest and other income, net	7,913	6,425
Net loss	$(135,643)	$(131,289)
Net loss per share — basic and diluted	$(1.33)	$(1.38)
Weighted-average number of shares used in computing net loss per share — basic and diluted	101,924	95,164
Other comprehensive (loss) gain:
Unrealized (loss)/gain on available-for-sale securities, net	(556)	1,945
Foreign currency translation adjustments	27	—
Comprehensive loss	$(136,172)	$(129,344)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Deficit

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, December 31, 2023	101,637,922	$102	$1,725,823	$(10)	$(2,112,238)	$(386,323)
Exercise of stock options	1,466,359	2	29,530	—	—	29,532
Vesting of restricted stock units	695,140	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(274,256)	—	(18,449)	—	—	(18,449)
Issuance of common stock under at-the-market offering, net of issuance costs	1,237,460	1	93,639	—	—	93,640
Exercise of warrants, net	11,335	—	—	—	—	—
Stock-based compensation	—	—	21,612	—	—	21,612
Other comprehensive loss	—	—	—	(529)	—	(529)
Net loss	—	—	—	—	(135,643)	(135,643)
Balance, March 31, 2024	104,773,960	$105	$1,852,155	$(539)	$(2,247,881)	$(396,160)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, December 31, 2022	94,833,975	$94	$1,481,590	$(3,590)	$(1,585,994)	$(107,900)
Exercise of stock options	369,298	—	3,547	—	—	3,547
Vesting of restricted stock units	668,835	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(262,829)	—	(10,517)	—	—	(10,517)
Stock-based compensation	—	—	15,194	—	—	15,194
Other comprehensive income	—	—	—	1,945	—	1,945
Net loss	—	—	—	—	(131,289)	(131,289)
Balance, March 31, 2023	95,609,279	$94	$1,489,814	$(1,645)	$(1,717,283)	$(229,020)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(135,643)	$(131,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	10,244	6,313
Stock-based compensation expense	21,612	15,194
Non-cash lease expense	995	935
Depreciation of property and equipment	2,331	1,848
Realized gain on investment, net	—	34
Interest receivable and amortization on investments	(5,224)	(3,037)
Non-cash interest expense related to debt	1,879	6,888
Changes in operating assets and liabilities:
Accounts receivable	449	(859)
Prepaid and other assets	(6,630)	(1,627)
Accounts payable	(10,294)	(8,106)
Accrued and other liabilities	(5,579)	(7,755)
Operating lease liabilities	(1,712)	(120)
Other non-current liabilities	(1,935)	(705)
Net cash used in operating activities	(129,507)	(122,286)
Cash flows from investing activities:
Purchases of investments	(142,655)	(89,779)
Maturities of investments	175,296	250,701
Sales of investments	—	4,977
Purchases of property and equipment	—	(402)
Net cash provided by investing activities	32,641	165,497
Cash flows from financing activities:
Repayment of finance lease liabilities	(227)	(207)
Repayment of term loan	(705)	—
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	93,640	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	29,532	3,547
Taxes paid related to net share settlement of equity awards	(18,449)	(10,517)
Net cash provided by (used in) financing activities	103,791	(7,177)
Effect of exchange rate changes	27	—
Net increase in cash, cash equivalents, and restricted cash	6,952	36,034
Cash, cash equivalents, and restricted cash, beginning of period	113,399	67,182
Cash, cash equivalents, and restricted cash, end of period	$120,351	$103,216
Supplemental cash flow disclosures:
Cash paid for interest	$10,206	$40
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$178	$—
Amounts unpaid for purchases of property and equipment	$1,754	$473

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $2.2 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $135.6 million and net cash used in operations of $129.5 million for the three months ended March 31, 2024. Cash, cash equivalents, and investments decreased to $634.3 million as of March 31, 2024 from $655.4 million as of December 31, 2023. We anticipate that we will have operating losses and net cash outflows in future periods.

We are subject to risks common to late-stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us. To date, we have funded operations primarily through sales of our common stock, contract payments under our collaboration agreements, sales of future revenues and royalties, debt financing arrangements and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosure of significant segment expenses and other segment items by reportable segment. The ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. The ASU becomes effective January 1, 2025.

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	March 31, 2024	March 31, 2023
Options to purchase common stock	11,095	12,362
Warrants to purchase common stock	—	13
Restricted stock and performance units	1,692	1,438
Shares issuable related to the ESPP	65	49
Shares issuable upon conversion of 2026 Notes	2,003	2,003
Shares issuable upon conversion of 2027 Notes	10,572	10,572
Total shares	25,427	26,437

Note 3 — Research and Development Arrangements

Ji Xing Omecamtiv Mecarbil License and Collaboration Agreement

On December 20, 2021, we entered into the Ji Xing OM License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Ji Xing OM License Agreement, we received a $50.0 million nonrefundable payment from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to FDA an NDA for omecamtiv mecarbil. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in China and Taiwan in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

In addition to the Ji Xing OM License Agreement, we entered into common stock purchase agreements with each of the RTW Investors, pursuant to which we sold and issued an aggregate of 0.5 million shares of our common stock at a price per share of $39.125 and an aggregate purchase price of $20.0 million. The closing of the transaction occurred on December 31, 2021.

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

Accounting for the Ji Xing License and Collaboration Agreements

We assessed the arrangements of the Ji Xing OM License Agreement and the Ji Xing Aficamten License Agreement in accordance with ASC 606 and concluded that there is one performance obligation relating to the license of functional intellectual property for each agreement. The performance obligation was satisfied, and we recognized the residual allocation of arrangement consideration as revenue of $54.9 million in 2021 for the Ji Xing OM License Agreement and $36.5 million in 2020 for the Ji Xing Aficamten License Agreement. Due to the nature of development, including the inherent risk of development and approval by regulatory authorities, we are unable to estimate if and when the development milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be fully constrained and exclude the milestone payments from the initial transaction price.

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

Research and development revenue from Ji Xing for the three months ended March 31, 2024 and 2023 was $0.8 million and $0.3 million, respectively, related to certain development cost reimbursements.

We had accounts receivable from Ji Xing of $0.8 million as of March 31, 2024 and $0.3 million as of December 31, 2023.

Astellas

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

We had no research and development revenue from Astellas for the three months ended March 31, 2024. Research and development revenue from Astellas was $1.8 million for the three months ended March 31, 2023.

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

Fair Value of Financial Assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		March 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$108,635	$—	$—	$108,635
U.S. Treasury securities	Level 1	60,920	—	(46)	60,874
U.S. Government agency securities	Level 2	104,159	11	(149)	104,021
Commercial paper	Level 2	239,642	18	(229)	239,431
Corporate obligations	Level 2	114,179	14	(164)	114,029
		$627,535	$43	$(588)	$626,990

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$77,429	$—	$—	$77,429
U.S. Treasury securities	Level 1	34,625	13	(15)	34,623
U.S. Government agency securities	Level 2	175,301	87	(133)	175,255
Commercial paper	Level 2	252,956	156	(59)	253,053
Corporate obligations	Level 2	92,384	103	(142)	92,345
		$632,695	$359	$(349)	$632,705

No credit losses on debt securities were recognized during the three months ended March 31, 2024 or 2023. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

Note 5 — Balance Sheet Components

A reconciliation of cash, cash equivalents, and restricted cash reported in the accompanying condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows was as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$119,976	$113,024
Restricted cash	375	375
Total cash, cash equivalents, and restricted cash as reported within our consolidated statement of cash flows	$120,351	$113,399

As of March 31, 2024, our restricted cash balance of $0.4 million is used to collateralize letters of credit.

Accrued liabilities were as follows (in thousands):

	March 31, 2024	December 31, 2023
Accrued liabilities:
Clinical and preclinical costs	$9,163	$5,880
Compensation related	16,167	29,255
Other accrued expenses	14,793	7,506
Total accrued liabilities	$40,123	$42,641

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

Future minimum payments under the existing borrowing under RP Loan Agreement are (in thousands):

Years ending December 31:
2024 remainder	$8,640
2025	11,520
2026	11,520
2027	11,520
2028	11,520
Thereafter	37,440
Future minimum payments	92,160
Less: Unamortized interest and loan costs	(23,818)
Term Loan, net	$68,342

As of March 31, 2024, the estimated fair value of our RP Loan Agreement was $51.9 million. The fair value was estimated based on Level 3 inputs.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 24.8% and 22.4% as of March 31, 2024 and 2023, respectively.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% and 1.9% as of March 31, 2024 and 2023, respectively.

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

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	RP Aficamten Liability		RP OM Liability
	2024	2023	2024	2023
Beginning balance, January 1	$180,591	$105,117	$199,384	$195,384
Initial carrying value	—	—	—	—
Interest accretion	10,239	5,363	(21)	917
Amortization of issuance costs	—	—	26	33
Ending balance, March 31	$190,830	$110,480	$199,389	$196,334

Note 7 — Debt

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As of March 31, 2024, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding.

The 2026 Notes are unsecured obligations and bear interest at an annual rate of 4.0% per year, payable semi-annually on May 15 and December 15 of each year, beginning May 15, 2020. The 2026 Notes will mature on November 15, 2026, unless earlier repurchased or redeemed by us or converted at the option of the holders. We may redeem the 2026 Notes prior to the maturity date but we are not required to and no sinking fund is provided for the 2026 Notes. The 2026 Notes may be converted, under certain circumstances, based on an initial conversion rate of 94.7811 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $10.55 per share).

The 2027 Notes are our senior unsecured obligations and shares equal in right of payment with our other indebtedness, including the 2026 Notes. The 2027 Notes bear interest at a rate of 3.5% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2023. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate(s). The initial conversion rate for the 2027 Notes is 19.5783 shares of our common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $51.08 per share.

The conversion rate for the 2026 Notes and 2027 Notes will be subject to adjustment upon the occurrence of certain specified events as described above. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture), we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change.

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

Holders of the 2027 Notes have the option to convert their convertible notes only in the following circumstances: (i) if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a 30-day period starting from the last trading day of the preceding quarter after September 30, 2022; (ii) within 5 consecutive business days following any 10 consecutive trading day period if the trading price per $1,000 principal amount of 2027 Notes during such period falls below 98% of the product of the last reported sale price per share of our common stock and the conversion rate; (iii) upon certain corporate events or distributions on our common stock outlined in the 2027 Indenture; (iv) upon our call for redemption of the 2027 Notes; and (v) from March 1, 2027, until the scheduled trading day immediately preceding the maturity date. Circumstance (i) defined above was triggered upon the calculation completed for April 1, 2024. Consequently the 2027 Notes are redeemable at the option of the holders for the second quarter of 2024. This calculation will continue to be re-evaluated on a quarterly basis.

We may not redeem the 2027 Notes at our option at any time before July 7, 2025. The 2027 Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the 2027 Indenture)), at our option at any time, and from time to time, on or after July 7, 2025

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Contractual interest expense	$212	$211
Amortization of debt issuance costs	28	23
Total interest expense recognized	$240	$234

The effective interest rate of the 2026 Notes was 4.6% for the three months ended March 31, 2024 and 2023. As of March 31, 2024, the unamortized debt issuance cost for the 2026 Notes was $0.3 million and will be amortized over approximately 2.7 years. The 2026 Notes are convertible at March 31, 2024 at the option of the holder.

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Contractual interest expense	$4,725	$4,724
Amortization of debt issuance costs	773	682
Total interest expense recognized	$5,498	$5,406

The effective interest rate of the 2027 Notes was 4.2% as of March 31, 2024 and 2023. As of March 31, 2024, the unamortized debt issuance cost for the 2027 Notes was $11.0 million and will be amortized over approximately 3.3 years. During the three months ended March 31, 2024, the conditions allowing holders of the 2027 Notes to convert were not met. As a result, the 2027 Notes are not convertible during the three months ended March 31, 2024.

Future minimum payments under the 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2027 Notes	2026 Notes	Total
2024 remainder	$9,450	$845	$10,295
2025	18,900	845	19,745
2026	18,900	21,978	40,878
2027	558,900	—	558,900
Future minimum payments	606,150	23,668	629,818
Less: Interest	(66,150)	(2,536)	(68,686)
Convertible notes, principal amount	540,000	21,132	561,132
Less: Debt issuance costs on the convertible notes	(11,025)	(317)	(11,342)
Net carrying amount of the convertible notes	$528,975	$20,815	$549,790

As of March 31, 2024, the estimated fair value of the 2027 Notes and 2026 Notes was $866.6 million and $141.7 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

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

Our annual grant of stock-based compensation takes place during the first quarter of each year. Our stock options and restricted stock units granted for the first quarter of 2024 was as follows:

	Grants	Weighted Average Grant Date Fair Value per Share
Stock options	932,778	$64.54
Restricted stock units	1,037,398	$63.77

As of March 31, 2024, the total authorized shares under the 2004 Plan available for grant was 5.6 million.

Stock-based compensation expense was $21.6 million and $15.2 million for the three months ended March 31, 2024 and 2023, respectively.

Warrants

As of December 31, 2023, we had the following warrants outstanding to purchase shares of our common stock which were exercised in January 2024:

Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding at December 31, 2023	Warrants Outstanding at March 31, 2024	Warrants Exercised during the Three Months Ended March 31, 2024	Common Shares Issued upon Exercise of Warrants
January 2020	January 2030	$10.42	12,957	—	12,957	11,335

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

In 2023, we issued 5,016,170 shares of our common stock for net proceeds of $164.2 million under the Amended ATM Facility. During the three months ended March 31, 2024, we issued 1,237,460 shares of our common stock for net proceeds of $93.6 million under the Amended ATM Facility.

Performance Stock Units

In March 2024, the Compensation Committee granted a total of 359,992 performance stock units ("PSUs") to certain employees with a grant date fair value of $63.75 per unit. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSU awards are subject to two performance goals and will be earned as to up to 50% of the number of shares subject to the PSU award upon the certification by the Compensation and Talent Committee of the Company’s Board of Directors (the “Compensation Committee”) that the Company has achieved the first performance goal and as to up to 50% of the number of shares subject to the PSU award upon the certification by the Compensation Committee that the Company has achieved the second performance goal, in each case vesting as to 50% of the earned shares on applicable Compensation Committee certification date and as to 50% of the earned shares following the one-year anniversary of the applicable Compensation Committee certification date.

During the three months ended March 31, 2024, the Company recognized expense of $0.4 million for the PSUs. As of March 31, 2024, there was $11.1 million of unamortized stock-based compensation related to the PSUs. The Company will assess the probability of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ materially from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•
the timing of submissions and potential approvals of marketing authorization applications to FDA, EMA and other foreign regulatory authorities, including our intention to submit an NDA for aficamten for the treatment of oHCM to FDA in the third quarter of 2024 and a marketing authorisation application to EMA in the fourth quarter of 2024;
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
•
our ability to submit planned marketing authorization applications to FDA, EMA and other foreign regulatory authorities by any particular date and, even if submitted, such marketing authorization applications may not be approved for filing or lead to any regulatory approvals of our drug candidates;
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

Our research and development expenses for the three months ended March 31, 2024 and 2023 were $81.6 million and $79.4 million, respectively.

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

FOREST-HCM

In May 2021, we announced that the first site had been activated to enroll patients in REDWOOD-HCM OLE, an open-label extension clinical study designed to assess the long-term safety and tolerability of aficamten in patients with symptomatic oHCM. Eligible patients were initially to have completed participation in REDWOOD-HCM. However, since initiation of the open-label extension clinical study, we expanded eligibility to include patients having participated in SEQUOIA-HCM, our first Phase 3 clinical trial of aficamten for the treatment of oHCM, and as a result, the trial was renamed FOREST-HCM.

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

On April 5, 2024, we announced additional 48-week data from FOREST-HCM at the 73rd Annual American College of Cardiology Scientific Session. Specifically, we announced that at week 48, 75% of patients enrolled were receiving the 15mg or 20mg dose of aficamten and that of these patients, treatment with aficamten for 48 weeks resulted in substantial and sustained reductions in average resting LVOT-G (mean change from baseline (SD) = -39.6 mmHg (34), p<0.0001) and Valsalva LVOT-G (mean change from baseline (SD) = -53.2 mmHg (38.6), p<0.0001). Statistically significant improvements in New York Heart Association (NYHA) Functional Class from baseline were observed, with 82.2% of patients improving by ≥1 NYHA class with no instances of worsening NYHA class. Additionally, there were significant improvements in NT-proBNP, a biomarker of cardiac wall stress, with an average decrease of 63% from baseline to week 48 (p<0.001). Treatment with aficamten also resulted in statistically significant improvements in measures of cardiac structure and function including decreases in maximum wall thickness (mean change from baseline (SE) = -0.12 cm (0.02), p<0.0001), left atrial volume index (mean changes from baseline (SE) = -3.5 mL/m2 (0.98), p=0.0008) and lateral E/e’ (mean change from baseline (SE) = -2.2 (0.92), p=0.02). While 19 of these 46 patients in FOREST-HCM met guideline eligibility criteria for septal reduction therapy (SRT) at baseline, only one patient remained eligible for SRT after six months of treatment with aficamten, representing a 94% reduction in SRT-eligibility.

FOREST-HCM continues to enroll patients.

CEDAR-HCM

CEDAR-HCM is a multi-center, randomized, double-blind, placebo-controlled and open-label extension clinical trial to evaluate the efficacy, pharmacokinetics (PK) and safety of aficamten in a pediatric population with symptomatic obstructive HCM. The primary endpoint is the change in Valsalva left ventricular outflow tract gradient (LVOT-G) from baseline to Week 12. Secondary endpoints include the change from baseline to Week 12 in resting LVOT-G, New York Heart Association (NYHA) Functional Class, pharmacokinetics and cardiac biomarkers including NT-proBNP and hs-cTnI.

CEDAR-HCM is expected to enroll two cohorts, beginning with an initial cohort of approximately 40 adolescent patients aged 12 to 17. Adolescent patients enrolled in CEDAR-HCM must have LVEF ≥ 60%, Valsalva LVOT-G ≥ 50 mmHg and NYHA Functional Class ≥ II. Patients will be randomized on a 2:1 basis to receive aficamten or placebo, and those receiving aficamten will begin with 5 mg dosed once daily. At weeks 2, 4 and 6 patients will receive an echocardiogram to determine if they will be up-titrated to escalating doses of 10, 15 or 20 mg. Dose escalation will occur only if a patient has a Valsalva LVOT-G ≥ 30 mmHg and an LVEF ≥ 55%. Safety, efficacy and PK data obtained from at least 20 adolescent patients who have completed 12 weeks of double-blind treatment will support the decision to open enrollment in a second cohort of approximately 8 to 10 younger patients (aged 6 to 11). The protocol will be amended to include eligibility criteria and dose selection for the younger pediatric cohort. After 12 weeks of double-blind treatment, eligible patients will rollover into the open label extension period of CEDAR-HCM.

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

On May 7, 2024, we informed the Committee for Medicinal Products for Human Use ("CHMP") of the EMA of our decision to voluntarily withdraw our MAA for omecamtiv mecarbil. The withdrawal follows feedback the Company received from CHMP that the committee will not be able to conclude that the benefits of omecamtiv mecarbil outweigh the risks associated with the drug on the basis of the results from GALACTIC-HF alone.

We are assessing the continued development of omecamtiv mecarbil for the treatment of HFrEF.

Ji Xing Collaboration for Greater China

On December 20, 2021, we entered into the Ji Xing OM License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Ji Xing OM License Agreement, we may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in China and Taiwan in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

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

The primary objective of this Phase 1 double-blind randomized, placebo-controlled, multi-part single and multiple ascending dose clinical study was to evaluate the safety, tolerability and PK of CK-586 when administered orally as single or multiple doses to healthy participants. The study design included seven single ascending dose cohorts (10 mg to 600 mg) comprised of 10 participants each, and two multiple-dose ascending cohorts (100 and 200 mg once daily) comprised of 10 participants each. The study met the primary objective, demonstrating that CK-586 was safe and well tolerated in healthy participants with linear PK. Pharmacodynamics were evaluated using echocardiography and consistent with expectations. No serious adverse events were observed, and the stopping criteria were not met in the study.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to our critical accounting policies and significant estimates in the three months ended March 31, 2024.

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

Results of Operations

Revenues

Our revenues since inception were primarily from our strategic alliances. We have not generated any revenue from commercial product sales to date.

Revenues for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023	Decrease
Research and development revenues	$835	$2,113	$(1,278)
Milestone revenues	—	2,500	(2,500)
Total revenues	$835	$4,613	$(3,778)

Research and development revenues for the three months ended March 31, 2024 were from Ji Xing under the Ji Xing Aficamten License Agreement and for the three months ended March 31, 2023, research and development revenues were primarily from Astellas for reimbursements under the Astellas FSRA Agreement. Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. On March 31, 2023, we announced that we would be discontinuing COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, and COURAGE-ALS OLE. As of December 31, 2023 we billed and collected the maximum contribution of $12.0 million from Astellas, and no further revenue is expected under this arrangement.

Milestone revenues for the three months ended March 31, 2023, consisted of a milestone recognized from Ji Xing for the initiation of our Phase 3 clinical trial of aficamten in nHCM.

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

Research and development expenses by program for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023	Increase
Cardiac muscle contractility	$66,807	$46,158	$20,649
Skeletal muscle contractility	716	21,751	(21,035)
All other research programs	14,047	11,512	2,535
Total research and development expenses	$81,570	$79,421	$2,149

Research and development expenses for the three months ended March 31, 2024 increased by $2.1 million from the three months ended March 31, 2023, due to higher expenses for our clinical development activities for our cardiac muscle contractility program (i.e MAPLE-HCM and ACACIA-HCM) and our early research activities offset by a decline in our skeletal muscle contractility program (i.e. COURAGE-ALS)

On March 31, 2023, we announced the discontinuation of the COURAGE-ALS and COURAGE-ALS OLE clinical trials which resulted in the decreases in in the skeletal muscle conractility expenses year over year. We expect the related expenses to decrease in 2024 compared to the prior year.

We continue to develop aficamten to treat both oHCM and nHCM in two phase 3 clinical trials, as follows: (i) MAPLE-HCM is our Phase 3 clinical trial of aficamten as a monotherapy for patients with oHCM and (ii) ACACIA-HCM is a Phase 3 clinical trial for patients with symptomatic nHCM. Additionally, we have FOREST-HCM which is an open label extension study designed to assess the long term safety and tolerability of aficamten in patients with symptomatic oHCM.

On February 28, 2023, we received a CRL from FDA in connection with our NDA for omecamtiv mecarbil for the treatment of HFrEF. With the CRL, FDA communicated that GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. In 2023, we participated in a Type A meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil in the United States, and subsequently submitted a formal dispute resolution request to FDA, with the objective to appeal the FDA's conclusion, as stated in the CRL, that substantial evidence of effectiveness had not been established to support approval of omecamtiv mecarbil. FDA subsequently denied our appeal in November 2023 and reaffirmed its decision in the CRL that GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. On May 7, 2024, we informed the Committee for Medicinal Products for Human Use ("CHMP") of the EMA of our decision to voluntarily withdraw our MAA for omecamtiv mecarbil. The withdrawal follows feedback the Company received from CHMP that the committee will not be able to conclude that the benefits of omecamtiv mecarbil outweigh the risks associated with the drug on the basis of the results from GALACTIC-HF alone. We are assessing the continued development of omecamtiv mecarbil for the treatment of HFrEF.

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

General and administrative expenses by program for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023	Decrease
Total general and administrative expenses	$45,500	$49,665	$(4,165)

General and administrative expenses for the three months ended March 31, 2024 decreased by $4.2 million from the three months ended March 31, 2023, primarily due to lower outside service spend related to commercial readiness activities.

We expect that general and administrative expenses will increase in the future, depending in part on the timing of and investments in commercial readiness.

Interest Expense

Interest expense for the three months ended March 31, 2024 and 2023, was as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023	Increase
Term loan	$1,318	$1,248	$70
2026 Notes	240	234	6
2027 Notes	5,498	5,406	92
Other	47	73	(26)
Total interest expense	$7,103	$6,961	$142

The components of interest expense are consistent period over period with no significant fluctuations for the three month periods ended March 31, 2024 and March 31, 2023.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and the RP Aficamten RPA, respectively.

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 24.8% and 22.4% as of March 31, 2024 and 2023, respectively.

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% and 1.9% as of March 31, 2024 and 2023, respectively.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023	Increase
RP OM Liability	$(21)	$917	$(938)
RP Aficamten Liability	10,239	5,363	4,876
Total non-cash interest expense recognized	$10,218	$6,280	$3,938

Interest and Other Income, net

Interest and other income, net for the three months ended March 31, 2024 and 2023 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	March 31, 2024	December 31, 2023
Financial assets:
Cash and cash equivalents	$119,976	$113,024
Short-term investments	498,985	501,800
Long-term investments	15,376	40,534
Total cash, cash equivalents, and marketable securities	$634,337	$655,358
Borrowings:
Term loan, net	$56,822	$58,384
2026 Notes, net	20,815	20,788
2027 Notes, net	528,975	528,201
Total borrowings	$606,612	$607,373
Working capital:
Current assets	$638,704	$628,051
Current liabilities	88,855	102,678
Working capital	$549,849	$525,373

The following table shows a summary of our cash flows for the periods set forth below:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(129,507)	$(122,286)
Net cash provided by investing activities	32,641	165,497
Net cash provided by (used in) financing activities	103,791	(7,177)
Net increase in cash, cash equivalents, and restricted cash	$6,925	$36,034

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

Cash Flows Used in Operating Activities

Net cash used in operating activities of $129.5 million and $122.3 million in the three months ended March 31, 2024 and 2023, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. Net loss for the three months ended March 31, 2024 and 2023 included, among other items: non-cash stock-based compensation, non-cash interest expense on liabilities related to revenue participation right purchase agreements, and non-cash interest expense related to debt.

Cash Flows Used in Investing Activities

Net cash provided by investing activities of $32.6 million and $165.5 million in the three months ended March 31, 2024 and 2023, respectively, was primarily due to maturities of investments offset by purchases of investments.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities of $103.8 million in the three months ended March 31, 2024 was due to proceeds from public offerings of common stock of $93.6 million under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co discussed below and stock-based award activities.

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

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, we recorded an inducement loss of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms. As of March 31, 2024, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding. The 2026 Notes are redeemable, in whole or in part, at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice.

Ji Xing and RTW Transactions

Ji Xing Omecamtiv Mecarbil License and Collaboration Agreement

On December 20, 2021, we entered into the Ji Xing OM License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Ji Xing OM License Agreement, we received a $50.0 million nonrefundable payment from Ji Xing comprised of a $40.0 million payment as consideration for the rights granted by us to Ji Xing and $10.0 million attributable to our having submitted to FDA an NDA for omecamtiv mecarbil. We may be eligible to receive from Ji Xing additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in China and Taiwan in connection to omecamtiv mecarbil. In addition, Ji Xing will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

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

During the three months ended March 31, 2024, we issued 1,237,460 shares of our common stock for net proceeds of $93.6 million pursuant to the Amended ATM Facility.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection to clinical development, and we expect to file investigational new drug applications. We may also incur significant sales and marketing expenses in anticipation of regulatory approval of one of our drug candidates.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•
the initiation, progress, timing, scope and completion of preclinical research, non-clinical development, CMC, and clinical trials for our drug candidates and other compounds;
•
the time, costs and outcomes of regulatory reviews or other regulatory actions related to our drug canddiates, including with respect to our planned NDA submission for aficamten for the treatment of oHCM to FDA and our related planned MAA submission to EMA;
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

We have incurred an accumulated deficit of approximately $2.2 billion since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Therefore, our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have announced positive results from SEQUOIA-HCM for aficamten and GALACTIC-HF for omecamtiv mecarbil, regulatory approval of an NDA, NDA supplement or other marketing application for our drug candidates is never guaranteed, and the approval process typically takes several years and is extremely expensive. For example, our NDA for omecamtiv mecarbil for the treatment of HFrEF resulted in a CRL notwithstanding the fact that GALACTIC-HF met its primary efficacy endpoint. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process, and the guidance and advice issued by such agencies is subject to change at any time. As the omecamtiv mecarbil NDA example illustrates, while we are planning to submit an NDA to FDA and an MAA to EMA for aficamten, such marketing applications may not be approved for filing or may not lead to any regulatory approvals for aficamten, or may result in a requirement to conduct additional clinical trials prior to any potential approvals, which would increase our development costs and delay or preclude any revenue from commercial sales of aficamten. In any event, despite the time and efforts exerted, failure can occur at any stage, and we may encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. For example, the CRL we received from FDA in connection with our NDA for omecamtiv mecarbil stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In addition, the FDA may require that a proposed REMS be submitted as part of an NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

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

Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the satisfaction of FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. We or our partners will need to demonstrate efficacy in clinical trials for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet met the safety and efficacy standards required for regulatory approval for commercialization and they may never do so. For example, the CRL we received on February 28, 2023 in connection to our NDA for omecamtiv mecarbil stated the results of GALACTIC-HF are not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, and on March 31, 2023, we announced the discontinuation of COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, due to futility. More recently, on May 7, 2024, we informed the CHMP of the EMA of our decision to voluntarily withdraw our MAA for omecamtiv mecarbil after receiving feedback that the committee will not be able to conclude that the benefits of omecamtiv mecarbil outweigh the risks associated with the drug on the basis of the results from GALACTIC-HF alone.

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

If we encounter difficulties enrolling patients in our clinical trials, including MAPLE-HCM and ACACIA-HCM, our clinical development activities could be delayed or otherwise adversely affected.

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

We are not guaranteed to maintain orphan status from the FDA for aficamten or to receive orphan status for aficamten for any other indication or for any of our other drug candidates for any indication. If our drug candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S., business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the U.S. for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. Moreover, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the U.S. for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our drug candidates for which we plan to file for orphan designation and status. If that were to happen, our orphan drug applications for our drug candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S., as applicable. Further, application of the orphan drug regulations in the U.S. is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ products.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective, covered by insurance or government sponsored medical plans, and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our late clinical-stage drug candidates include omecamtiv mecarbil for the potential treatment of heart failure, and aficamten for the potential treatment of HCM and potentially other indications. We cannot be certain that the clinical development of our current or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. For example, our NDA for omecamtiv mecarbil for the treatment of HFrEF resulted in a CRL notwithstanding the fact that GALACTIC-HF met its primary efficacy endpoint, and that the results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. As the omecamtiv mecarbil NDA example illustrates, while we are planning to submit an NDA to FDA and an MAA to EMA for aficamten, such marketing applications may not be approved for filing or may not lead to any regulatory approvals for aficamten, or may result in a requirement to conduct additional clinical trials prior to any potential approvals, which would increase our development costs and delay or preclude any revenue from commercial sales of aficamten. Our commercial revenues, if any, will be derived from sales of drugs that may not be commercially marketed for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes, the 2027 Notes and the RP Loan Agreement.

As of March 31, 2024 and December 31, 2023, we had $618.1 million and $617.5 million of debt recorded on the balance sheet comprised of the RP Loan Agreement and the 2026 and 2027 Convertible Notes.

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

The following directors and officers adopted into or terminated a Rule 10b5-1 trading arrangements during the first quarter of 2024:

•
Robert Blum, President & Chief Executive Officer – Mr. Blum adopted a Rule 10b5-1 trading arrangement on March 5, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Blum 2024 Plan”). The Blum 2024 Plan provides for the sale of (a) 62,233 shares of our common stock at market prices on the dates of the relevant sales and (b) the exercise of stock options to purchase up to 188,767 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise at various limit prices, in each case at pre-specified dates during the term of the plan. The Blum 2024 Plan will terminate on the earlier of (x) December 31, 2025 and (y) the sale of all securities that are subject to the plan.
•
Fady Malik, Executive Vice President, Research and Development – Dr. Malik adopted a Rule 10b5-1 trading arrangement on March 12, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Malik 2024 Plan”). The Malik 2024 Plan provides for the sale of (a) 27,492 shares of our common stock at market prices on the dates of the sale and (b) the exercise of stock options to acquire up to 74,322 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise at various limit prices, in each case at pre-specified dates during the term of the plan. The Malik 2024 Plan will terminate on the earlier of (x) December 13, 2024 and (y) the sale of all securities that are subject to the plan.
•
Andrew Callos, Executive Vice President, Chief Commercial Officer – Mr. Callos adopted a Rule 10b5-1 trading arrangement on March 4, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Callos 2024 Plan”). The Callos 2024 Plan provides for the sale of (a) 24,946 shares of our common stock at various limit prices on the dates of the sale and (b) the exercise of stock options to acquire up to 146,875 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise at various limit prices, in each case at pre-specified dates during the term of the plan. The Callos 2024 Plan will terminate on the earlier of (x) March 4, 2025 and (y) the sale of all securities that are subject to the plan.
•
Robert Wong, Vice President, Chief Accounting Officer – Mr. Wong adopted a Rule 10b5-1 trading arrangement on March 4, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Wong 2024 Plan”). The Wong 2024 Plan provides for the sale of (a) 13,011 shares of our common stock at market prices on the dates of the sale and (b) the exercise of stock options to acquire up to 70,000 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise at various limit prices, in each case at pre-specified dates during the term of the plan. The Wong 2024 Plan will terminate on the earlier of (x) September 30, 2024 and (y) the sale of all securities that are subject to the plan.
•
B. Lynne Parshall, Director, Chair of the Audit Committee – Ms. Parshall adopted a Rule 10b5-1 trading arrangement on March 4, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Parshall 2024 Plan”). The Parshall 2024 Plan provides for the exercise of stock options to acquire up to 40,000 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise at various limit prices, in each case at pre-specified dates during the term of the plan. The Parshall 2024 Plan will terminate on the earlier of (x) September 20, 2024 and (y) the sale of all securities that are subject to the plan.

•
Santo J. Costa, Director, Chair of the Compensation and Talent Committee – Mr. Costa adopted a Rule 10b5-1 trading arrangement on March 4, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Costa 2024 Plan”). The Costa 2024 Plan provides for the exercise of stock options to acquire up to 40,000 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise at various limit prices, in each case at pre-specified dates during the term of the plan. The Costa 2024 Plan will terminate on the earlier of (x) December 5, 2024 and (y) the sale of all securities that are subject to the plan.
•
Wendell Wierenga, Director, Chair of the Science and Technology Committee – Dr. Wierenga adopted a Rule 10b5-1 trading arrangement on March 4, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Wierenga 2024 Plan”). The Wierenga 2024 Plan provides for the exercise of stock options to acquire up to 20,000 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise at various limit prices, in each case at pre-specified dates during the term of the plan. The Wierenga 2024 Plan will terminate on the earlier of (x) May 9, 2025 and (y) the sale of all securities that are subject to the plan.
•
Edward M. Kaye, Director – Dr. Kaye adopted a Rule 10b5-1 trading arrangement on March 4, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Kaye 2024 Plan”). The Kaye 2024 Plan provides for the exercise of stock options to acquire up to 71,589 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise at various limit prices, in each case at pre-specified dates during the term of the plan. The Kaye 2024 Plan will terminate on the earlier of (x) March 4, 2025 and (y) the sale of all securities that are subject to the plan.
•
Muna Bhanji, Director – Ms. Bhanji adopted a Rule 10b5-1 trading arrangement on March 11, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Bhanji 2024 Plan”). The Bhanji 2024 Plan provides for the sale of 5,613 shares of our common stock at market prices on the date of the sale. The Bhanji 2024 Plan will terminate on the earlier of (x) July 24, 2024 and (y) the sale of all securities that are subject to the plan.
•
Robert Harrington, Director – Dr. Harrington adopted a Rule 10b5-1 trading arrangement on March 4, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Harrington 2024 Plan”). The Harrington 2024 Plan provides for the sale of 1,833 shares of our common stock at market prices on the date of the sale. The Harrington 2024 Plan will terminate on the earlier of (x) July 31, 2024 and (y) the sale of all securities that are subject to the plan.

Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5–1 trading arrangements. In addition, certain of our directors have made elections to participate in, and are participating in, our director equity in lieu of cash retainer option program (as described in the “Director Compensation” section of our Proxy Statement for our 2024 Annual Meeting), which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5–1 trading arrangements.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.		Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 3, 2023	3.5

3.6	Amended and Restated Bylaws	8-K	000-50633	February 17, 2023	3.1

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Notes due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

10.1+	Description of Director Compensation					X

10.2+	Form of Performance Stock Unit Award Agreement					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)					X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

# Portions of this Exhibit have been omitted as being immaterial would be competitively harmful if publicly disclosed.

+ Management contract or compensatory plan or arrangement.

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

Dated: May 10, 2024	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert W. Wong
Robert W. Wong
Vice President, Chief Accounting Officer
(Principal Accounting Officer)