Form 10-Q
period 2024-06-30
CYTOKINETICS INC
filed 2024-08-09
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares of common stock, $0.001 par value, outstanding as of August 7, 2024: 117,659,578

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and six months ended June 30, 2024

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

2021 RTW Transactions	The transactions contemplated by the Ji Xing OM License Agreement and the Common Stock Purchase Agreements, dated December 20, 2021 by and between Cytokinetics and the RTW Investors
2022 RPI Transactions	The transactions contemplated by the RP Multi Tranche Loan Agreement and the RP Aficamten RPA
2024 RPI Transactions

The transactions contemplated by the 2024 RP OM Loan Agreement, the RP CK-586 RPA, the RP Stock Purchase Agreement, the 2022 RP Multi Tranche Loan Agreement Amendment and the RP Aficamten RPA Amendment

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

REDWOOD-HCM	Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM
REDWOOD-HCM OLE	Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM Open Label Extension
REMS	Risk Evaluation and Mitigation Strategy
RP Aficamten RPA	Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between Cytokinetics and Royalty Pharma Investments 2019 ICAV
RP Aficamten RPA Amendment	Amendment No. 1, dated May 22, 2024, to Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between Cytokinetics and Royalty Pharma Investments 2019 ICAV
RP CK-586 RPA	CK-586 Revenue Participation Right Purchase Agreement, dated May 22, 2024, by and between Cytokinetics and Royalty Pharma Investments 2019 ICAV
RP Multi Tranche Loan Agreement	Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and Cytokinetics
RP Multi Tranche Loan Agreement Amendment	Third Amendment, dated May 22, 2024, to Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and Cytokinetics
RP OM Liability

As defined in Part I, Item 1 (Financial Statements (Unaudited)), Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q - Note 6 (Agreements with Royalty Pharma) – 2017 RP Omecamtiv Mecarbil Royalty Purchase Agreement

RP OM Loan Agreement	2024 Development Funding Loan Agreement, dated May 22, 2024, by and among Royalty Pharma Development Funding, LLC and Cytokinetics
RP OM RPA	Royalty Purchase Agreement, dated February 1, 2017, by and between the Cytokinetics and RPI Finance Trust, as amended by Amendment No. 1, dated January 7, 2022

RP Stock Purchase Agreement	Common Stock Option and Purchase Agreement, dated May 22, 2024, by and between Cytokinetics and Royalty Pharma Investments 2019 ICAV
RPDF	Royalty Pharma Development Funding, LLC
RPFT	RPI Finance Trust
RPI ICAV	Royalty Pharma Investments 2019 ICAV
RSU	Restricted Stock Unit
RTW ICAV	RTW Investments ICAV for RTW Fund 1
RTW Investors	RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited
RTW Royalty Holdings	RTW Royalty Holdings Designated Activity Company
RTW Royalty Purchase Agreement	Royalty Purchase Agreement, dated July 14, 2020, between Cytokinetics and RTW Royalty Holdings
Section 382	Section 382 of the Internal Revenue Code
Securities Act	Securities Act of 1933, as amended
SEQUOIA-HCM	Safety, Efficacy, and Quantitative Understanding of Obstruction Impact of Aficamten in HCM
SGLT2	sodium-glucose cotransporter-2
SMA	spinal muscular atrophy
SPA	Special Protocol Assessment
Tax Act	Tax Cuts and Jobs Act
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands) (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$190,142	$113,024
Short-term investments	866,633	501,800
Accounts receivable	—	1,283
Prepaid expenses and other current assets	11,035	11,944
Total current assets	1,067,810	628,051
Long-term investments	305,361	40,534
Property and equipment, net	65,689	68,748
Operating lease right-of-use assets	77,249	78,987
Other assets	7,679	7,996
Total assets	$1,523,788	$824,316
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,470	$21,507
Accrued liabilities	39,813	42,641
Short-term operating lease liabilities	18,507	17,891
Current portion of long-term debt	11,520	10,080
Derivative liabilities measured at fair value	13,200	—
Other current liabilities	10,267	10,559
Total current liabilities	102,777	102,678
Term loans, net	92,831	58,384
Convertible notes, net	550,600	548,989
Liabilities related to revenue participation right purchase agreements, net	435,112	379,975
Long-term operating lease liabilities	116,718	120,427
Liabilities related to RPI Transactions measured at fair value	117,200	—
Other non-current liabilities	—	186
Total liabilities	1,415,238	1,210,639
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	117	102
Additional paid-in capital	2,500,654	1,725,823
Accumulated other comprehensive loss	(1,022)	(10)
Accumulated deficit	(2,391,199)	(2,112,238)
Total stockholders’ equity (deficit)	108,550	(386,323)
Total liabilities and stockholders’ equity (deficit)	$1,523,788	$824,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
Research and development revenues	$249	$867	$1,084	$2,980
Milestone revenues	—	—	—	2,500
Total revenues	249	867	1,084	5,480
Operating expenses:
Research and development	79,597	83,194	161,167	162,615
General and administrative	50,824	39,722	96,324	89,387
Total operating expenses	130,421	122,916	257,491	252,002
Operating loss	(130,172)	(122,049)	(256,407)	(246,522)
Interest expense	(12,732)	(7,045)	(19,835)	(14,006)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(11,567)	(6,322)	(21,785)	(12,602)
Interest and other income, net	11,553	6,779	19,466	13,204
Change in fair value of derivative liabilities	(600)	—	(600)	—
Change in fair value of liabilities related to RPI Transactions	200	—	200	—
Net loss	$(143,318)	$(128,637)	$(278,961)	$(259,926)
Net loss per share — basic and diluted	$(1.31)	$(1.34)	$(2.63)	$(2.72)
Weighted-average number of shares used in computing net loss per share — basic and diluted	109,240	95,755	106,013	95,461
Other comprehensive (loss) gain:
Unrealized (loss)/gain on available-for-sale securities, net	(499)	187	(1,055)	2,132
Foreign currency translation adjustments	16	—	43	—
Comprehensive loss	$(143,801)	$(128,450)	$(279,973)	$(257,794)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2023	101,637,922	$102	$1,725,823	$(10)	$(2,112,238)	$(386,323)
Exercise of stock options	1,466,359	2	29,530	—	—	29,532
Vesting of restricted stock units	695,140	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(274,256)	—	(18,449)	—	—	(18,449)
Issuance of common stock under at-the-market offering, net of issuance costs	1,237,460	1	93,639	—	—	93,640
Exercise of warrants, net	11,335	—	—	—	—	—
Stock-based compensation	—	—	21,612	—	—	21,612
Other comprehensive loss	—	—	—	(529)	—	(529)
Net loss	—	—	—	—	(135,643)	(135,643)
Balance, March 31, 2024	104,773,960	105	1,852,155	(539)	(2,247,881)	(396,160)
Exercise of stock options	356,281	—	8,007	—	—	8,007
Vesting of restricted stock units	46,034	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	93,857	—	2,678	—	—	2,678
Issuance of common stock in public offering, net of issuance costs	11,274,510	11	563,193	—	—	563,204
Issuance of common stock in private placement, net of issuance costs	980,392	1	49,999	—	—	50,000
Stock-based compensation	—	—	24,622	—	—	24,622
Other comprehensive loss	—	—	—	(483)	—	(483)
Net loss	—	—	—	—	(143,318)	(143,318)
Balance, June 30, 2024	117,525,034	$117	$2,500,654	$(1,022)	$(2,391,199)	$108,550

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, December 31, 2022	94,833,975	$94	$1,481,590	$(3,590)	$(1,585,994)	$(107,900)
Exercise of stock options	369,298	—	3,547	—	—	3,547
Vesting of restricted stock units	668,835	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(262,829)	—	(10,517)	—	—	(10,517)
Stock-based compensation	—	—	15,194	—	—	15,194
Other comprehensive income	—	—	—	1,945	—	1,945
Net loss	—	—	—	—	(131,289)	(131,289)
Balance, March 31, 2023	95,609,279	94	1,489,814	(1,645)	(1,717,283)	(229,020)
Exercise of stock options	206,605	—	3,286	—	—	3,286
Vesting of restricted stock units	46,989	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	74,937	—	2,401	—	—	2,401
Stock-based compensation	—	—	18,668	—	—	18,668
Other comprehensive income	—	—	—	187	—	187
Net loss	—	—	—	—	(128,637)	(128,637)
Balance, June 30, 2023	95,937,810	$94	$1,514,169	$(1,458)	$(1,845,920)	$(333,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(278,961)	$(259,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	21,837	12,662
Stock-based compensation expense	46,234	33,862
Non-cash lease expense	2,049	1,871
Depreciation of property and equipment	4,737	3,703
Change in fair value of derivative liabilities	600	—
Change in fair value of liabilities related to RPI Transactions	(200)	—
Realized gain on investment, net	—	35
Interest receivable and amortization on investments	(13,723)	(6,898)
Non-cash interest expense related to debt	4,541	13,871
Changes in operating assets and liabilities:
Accounts receivable	1,283	(838)
Prepaid and other assets	1,531	(7,279)
Accounts payable	(12,105)	(12,429)
Accrued and other liabilities	(1,406)	(19,181)
Operating lease liabilities	(3,404)	(194)
Other non-current liabilities	(1,833)	(3,350)
Net cash used in operating activities	(228,820)	(244,091)
Cash flows from investing activities:
Purchases of investments	(957,890)	(291,371)
Maturities of investments	340,898	535,138
Sales of investments	—	4,977
Purchases of property and equipment	(1,915)	(1,119)
Net cash (used in) provided by investing activities	(618,907)	247,625
Cash flows from financing activities:
Repayment of finance lease liabilities	(460)	(419)
Repayment of term loans	(3,350)	—
Proceeds from RPI Transactions	200,000	—
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	93,640	—
Proceeds from issuance of common stock related to public offering, net of issuance costs	563,204	—
Proceeds from issuance of common stock related to private placement, net of issuance costs	50,000	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	40,217	9,234
Taxes paid related to net share settlement of equity awards	(18,449)	(10,517)
Net cash provided by (used in) financing activities	924,802	(1,702)
Effect of exchange rate changes on cash	43	—
Net increase in cash, cash equivalents, and restricted cash	77,118	1,832
Cash, cash equivalents, and restricted cash, beginning of period	113,399	67,182
Cash, cash equivalents, and restricted cash, end of period	$190,517	$69,014
Supplemental cash flow disclosures:
Cash paid for interest	$10,878	$9,947
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$311	$—
Amounts unpaid for purchases of property and equipment	$68	$—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $2.4 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $279.0 million and net cash used in operations of $228.8 million for the six months ended June 30, 2024. Cash, cash equivalents, and investments increased to $1.4 billion as of June 30, 2024 from $0.7 billion as of December 31, 2023. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	June 30, 2024	June 30, 2023
Options to purchase common stock	10,836	12,331
Warrants to purchase common stock	—	13
Restricted stock and performance units	1,855	1,406
Shares issuable related to the ESPP	12	15
Shares issuable upon conversion of 2026 Notes	2,003	2,003
Shares issuable upon conversion of 2027 Notes	10,572	10,572
Total shares	25,278	26,340

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

Research and development revenue from Ji Xing was $0.2 million for the three months ended June 30, 2024, and $1.1 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively, related to certain development cost reimbursements. We had no research and development revenue from Ji Xing for the three months ended June 30, 2023.

We had no accounts receivable from Ji Xing of as of June 30, 2024 and $0.3 million as of December 31, 2023.

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

We had no research and development revenue from Astellas for the three and six months ended June 30, 2024. Research and development revenue from Astellas was $0.9 million and $2.7 million for the three and six months ended June 30, 2023, respectively.

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

Fair Value of Financial Assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		June 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$72,288	$—	$—	$72,288
U.S. Treasury securities	Level 1	344,391	52	(153)	344,290
U.S. Government agency securities	Level 2	156,184	80	(170)	156,094
Commercial paper	Level 2	510,543	1	(512)	510,032
Corporate obligations	Level 2	264,411	3	(346)	264,068
		$1,347,817	$136	$(1,181)	$1,346,772

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$77,429	$—	$—	$77,429
U.S. Treasury securities	Level 1	34,625	13	(15)	34,623
U.S. Government agency securities	Level 2	175,301	87	(133)	175,255
Commercial paper	Level 2	252,956	156	(59)	253,053
Corporate obligations	Level 2	92,384	103	(142)	92,345
		$632,695	$359	$(349)	$632,705

No credit losses on debt securities were recognized during the six months ended June 30, 2024 or 2023. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The unrealized losses as of June 30, 2024 are attributed to market interest rate changes and are not attributed to credit. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

In May 2024, we entered into 2024 RPI Transactions and measured all of the liabilities issued at fair value, based on Level 3 inputs, on the date of issuance. In addition, the liabilities related to the 2024 RP OM Loan Agreement, the RP CK-586 RPA, and derivatives under the RP Multi Tranche Loan Agreement Amendment are remeasured on a recurring basis at fair value based on Level 3 inputs. See Note 6 Agreements with Royalty Pharma for further details.

Note 5 — Balance Sheet Components

A reconciliation of cash, cash equivalents, and restricted cash reported in the accompanying condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows was as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$190,142	$113,024
Restricted cash	375	375
Total cash, cash equivalents, and restricted cash as reported within our consolidated statement of cash flows	$190,517	$113,399

As of June 30, 2024, our restricted cash balance of $0.4 million is used to collateralize letters of credit.

Accrued liabilities were as follows (in thousands):

	June 30, 2024	December 31, 2023
Accrued liabilities:
Clinical and preclinical costs	$10,516	$5,880
Compensation related	20,004	29,255
Other accrued expenses	9,293	7,506
Total accrued liabilities	$39,813	$42,641

Note 6 — Agreements with Royalty Pharma

On January 7, 2022, we announced that we had entered into the 2022 RPI Transactions with affiliates of Royalty Pharma International plc.

Pursuant to the 2022 RPI Transactions, the RP Multi Tranche Loan Agreement and the RP Aficamten RPA described below, are determined to be debt instruments subsequently measured at amortized cost and were entered into with parties that were at the time of our entry into the 2022 RPI Transactions affiliated and in contemplation of one another. We used the relative fair value method and made separate estimates of the fair value of each freestanding financial instrument and then allocated the proceeds in proportion to those fair value amounts. Arrangement consideration for the RP Multi Tranche Loan Agreement and the RP Aficamten RPA totaled $150 million, consisting of the two $50 million up front payments for the signing of the RP Multi Tranche Loan Agreement and the RP Aficamten RPA and milestone of $50 million for initiation of the first pivotal trial in oHCM for aficamten that was deemed probable at the signing of the agreements.

On May 22, 2024, we announced that we had entered into the 2024 RPI Transactions as an amendment to the 2022 RPI Transactions with affiliates of Royalty Pharma International plc. The 2024 RPI Transactions include the 2024 RP OM Loan Agreement, the RP CK-586 RPA, the RP Stock Purchase Agreement, the RP Multi Tranche Loan Agreement Amendment and the RP Aficamten RPA Amendment, as described below, are accounted for as a debt modification of the 2022 RPI Transactions.

The 2024 RPI Transactions consideration of $200.0 million was allocated as follows (in thousands):

Allocation
Units of Accounting:
RP Aficamten RPA	$33,300
Tranche 6 of RP Multi Tranche Loan Agreement	41,200
Tranche 6 of RP Multi Tranche Loan Agreement - Embedded Derivatives	4,400
Tranche 4 of RP Multi Tranche Loan Agreement - Embedded Derivatives	3,700
RP CK-568 RPA	12,700
RP OM Loan Agreement	104,700
Total consideration	$200,000

Liabilities Related to RPI Transactions Measured at Fair Value

As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, we elected the fair value option for recognizing the liabilities related to the 2024 RP OM Loan Agreement and the RP CK-586 RPA. The fair value option was elected because these liabilities included embedded derivatives which would have otherwise required separate recognition and measurement. The Company elected the fair value option as it is believed to more practical for each liability as a single unit of account at fair value. Under the fair value option, debt issuance costs are expensed as incurred and the Company is required to record the fair value option elected arrangements at their fair value on the date of issuance and at each balance sheet thereafter. Changes in the estimated fair value of the arrangements are recognized as non-cash gains or losses in the statements of operations and comprehensive loss.

RP OM Loan

The RP OM Loan Agreement provides for a loan in a principal amount of $100.0 million that was drawn at the closing.

The loan under the RP OM Loan Agreement matures on the 10 year anniversary of the funding date and is repayable in quarterly installments as follows:

•
Scenario 1: If the Phase 3 clinical trial of Cytokinetics’ proprietary small molecule cardiac myosin activator known as omecamtiv mecarbil is successful (defined as meeting the composite primary endpoint of the first event, whichever occurs first, comprising of cardiovascular death, heart failure event, LVAD implementation/cardiac transplantation, or stroke, with a hazard ratio (HR) of less than 0.85 and cardiovascular death endpoint HR of less than 1.0) by June 30, 2028 and we receive the marketing approval from the FDA for omecamtiv mecarbil on or prior to December 31, 2029 (“OM Approval Date”), commencing on the calendar quarter during which the FDA approval is obtained, we are required to pay RPDF (x) (i) $75.0 million ten business days after the OM Approval Date and (ii) $25.0 million on the first anniversary of the OM Approval Date and (y) on a quarterly basis an amount equal to 2.0% of the annual worldwide net sales of omecamtiv mecarbil, subject to a minimum floor amount ranging from $5.0 million to $8.0 million during the first 18 calendar quarters (the payment of the 2.0% of the annual worldwide net sales starting from the 19th calendar quarter shall be referred to as the “Royalty Payment”). Our obligation to pay the Royalty Payment will continue after maturity of the Loan;
•
Scenario 2: If the Phase 3 clinical trial of omecamtiv mecarbil is successful by June 30, 2028 but we have not received the marketing approval from the FDA for omecamtiv mecarbil on or prior to December 31, 2029, we are required to pay RPDF 18 equal quarterly cash payments totaling 237.5% of the principal amount of the loan commencing on March 31, 2030;
•
Scenario 3: If the Phase 3 clinical trial of omecamtiv mecarbil is not successful by June 30, 2028, we are required to pay RPDF 22 equal quarterly cash payments totaling 227.5% of the principal amount of the loan commencing on September 30, 2028; and
•
Scenario 4: If the Phase 3 clinical trial of omecamtiv mecarbil has not been initiated by June 30, 2026, we are required to pay RPDF 22 equal quarterly cash payments totaling 227.5% of the principal amount of the loan commencing on September 30, 2026;

(the aggregate amount to be paid by us with respect to each scenario is referred to as the “Scheduled Payment Amount”).

The interest of the loan is included in the Scheduled Payment Amount for each scenario. In each scenario, we may prepay the loan in full (but not in part) at any time at its option by paying an amount equal to the unpaid portion of Scheduled Payment Amount for the outstanding loan; provided that, in scenario 1, we would be required to continue to pay the Royalty Payment after such prepayment.

In addition, upon the occurrence of a change of control of the Company, the loan is repayable in full at the option of either the Company or the lender in an amount equal to (x) depending on when such change of control occurs, 150.0% to 237.5% of the principal amount of the loan minus (y) the then paid Scheduled Payment Amount. The RP OM Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on dispositions, mergers, indebtedness, encumbrances, distributions, stock repurchases, investments and transactions with affiliates.

The RP OM Loan Agreement also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse changes, attachment, levy, restraint on business, cross-defaults on material indebtedness, bankruptcy, delisting, material judgments, misrepresentations, governmental approvals, payment defaults under other royalty purchase agreements and development funding agreements with RPDF or RPI ICAV. Upon an event of default or simultaneously with payment in full of the term loans in the RP OM Loan Agreement, the lenders may, among other things, accelerate the loan (with the amount payable between 227.5% and 237.5% of the principal amount (less amounts previously paid) in the case of other events of default).

Upon execution of the RP OM Loan Agreement in the second quarter of 2024, we recorded liabilities of $104.7 million using the probability-weighted expected return method and the fair value inputs are classified as Level 3 in the fair value hierarchy.

The following table demonstrates the future minimum payments for our RP OM Loan under Scenario 3, based on 227.5% of the principal amount with repayment expected to start in 2028 as defined above, as of June 30, 2024 (in thousands):

Years ending December 31:
2024 remainder	$—
2025	—
2026	—
2027	—
2028	20,682
Thereafter	206,818
Future minimum payments	227,500

As defined above, the minimum repayment schedule under Scenario 1 would be a total of 124.0% of the principal amount and the royalty payment with quarterly payments starting in 2028. In addition, under Scenario 1 we would be obligated to make the royalty payment each quarter, and such amounts are not determinable at this time. The repayment schedule under Scenario 2 would be 237.5% of the principal amount with quarterly payments starting in 2030, and Scenario 4 would be 227.5% of the principal amount with quarterly payments starting in 2026.

CK-586 RPA

Pursuant to the RP CK-586 RPA, RPI ICAV purchased rights to certain revenue streams from worldwide net sales of CK-586 by us, our affiliates or licensees, in exchange for up to $200 million in consideration, $50 million of which was paid upfront and, following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in heart failure with preserved ejection fraction in humans for CK-586, at RPI ICAV’s sole discretion, up to in aggregate $150 million in quarterly payments to fund 50.0% of the research and development cost of CK-586.

Pursuant to the RP CK-586 RPA, RPI ICAV purchased the right to receive a percentage of net sales ranging from 1.0% to up to 4.5% for annual worldwide net sales of CK-586 (depending on the aggregate amounts funded by RPI ICAV), subject to reduction in certain circumstances, and will receive a 0.75x milestone payment upon market approval of CK-586 by the FDA, or if market approval of CK-586 by the European Medicines Agency is obtained prior to market approval by the FDA, 0.375x milestone payment for such obtained approval and 0.375x milestone payment upon subsequent market approval by the FDA.

The RP CK-586 RPA contains customary representations, warranties and indemnities of the Company and RPI ICAV and customary covenants relating to the royalty payments.

As the RP CK-586 RPA includes embedded derivative features that would require bifurcation, it meets the definition of a hybrid instrument.

Upon execution of the RP CK-586 RPA in the second quarter of 2024, we recorded a liability of $12.7 million using a combination of the discounted cash flow method and the probability-weighted expected return method. The fair value inputs are classified as Level 3 in the fair value hierarchy. We account for the RP CK-586 RPA as a liability because, among other reasons, we have significant continuing involvement in generating the related revenue stream from which the liability will be repaid.

Accounting for RPI Transactions Measured at Fair Value

The fair values of the liabilities for the RP OM Loan Agreement and CK-586 RPA are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 13% to 18%), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the omecamtiv mecarbil or CK-586 programs could increase the value of the liabilities.

For the three months ended June 30, 2024, the Company recorded a gain of $0.2 million associated with the change in fair value of the liabilities related to 2024 RP OM Loan Agreement and the CK-586 RPA. The change in the fair value has been recognized in the statement of operations and comprehensive loss.

The following table summarizes the changes of the fair value of the CK-586 RPA and RP OM Loan for the three months ended June 30, 2024 (in thousands):

	2024
	CK-586 RPA	RP OM Loan
Beginning balance, May 22	$12,700	$104,700
Change in fair value	—	(200)
Ending balance, June 30	$12,700	$104,500

Liabilities Related to Revenue Participation Right Purchase Agreements

RP Aficamten Royalty Purchase Agreement

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

Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances. On May 22, 2024, we entered into the RP Aficamten RPA Amendment to restructure the royalty so that RPI will now receive 4.5% up to $5.0 billion of worldwide annual net sales of aficamten and 1% above $5.0 billion of worldwide annual net sales. Our liability to RPI ICAV is referred to as the “RP Aficamten Liability”.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 24.3% as of June 30, 2024 and 19.0% as of June 30, 2023.

2017 RP Omecamtiv Mecarbil Royalty Purchase Agreement

In February 2017, we entered into the RP OM RPA pursuant to which we sold a portion of our right to receive royalties from Amgen on future net sales of omecamtiv mecarbil to RPFT for a one-time payment of $90 million, which is non-refundable even if omecamtiv mecarbil is never commercialized. Concurrently, we entered into a common stock purchase agreement with RPFT through which RPFT purchased 875,656 shares of the Company’s common stock for $10.0 million. We allocated the consideration and issuance costs on a relative fair value basis to our liability to RPFT related to sale of future royalties under the RP OM RPA (the “RP OM Liability”) and the common stock sold to RPFT, which resulted in the RP OM Liability being initially recognized at $92.3 million. The RP OM RPA provides for the sale of a royalty to RPFT of 4.5% on worldwide net sales of omecamtiv mecarbil, subject to a potential increase of up to an additional 1% under certain circumstances. As a result of our receipt of a CRL on February 28, 2023 in connection to our NDA for omecamtiv mecarbil, pursuant to the terms of the RP OM RPA, the applicable royalty rate will increase to a maximum of 5.5% if omecamtiv mecarbil obtains FDA approval at any time after June 30, 2023.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% as of June 30, 2024 and 2.9% as of June 30, 2023.

Accounting for Revenue Participation Right Purchase Agreements

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

We recorded $50.0 million of additional consideration associated with the 2022 RP Aficamten Royalty Purchase Agreement upon receipt of the cash in the third quarter of 2023. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered in May 22, 2024.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions. Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	RP Aficamten Liability		RP OM Liability
	2024	2023	2024	2023
Beginning balance, January 1	$180,591	$105,117	$199,384	$195,384
Interest accretion	10,239	5,363	(21)	917
Amortization of issuance costs	—	—	26	33
Ending balance, March 31	$190,830	$110,480	$199,389	$196,334
Modification in the 2024 RPI Transactions	33,300	—	—	—
Interest accretion	11,525	4,903	42	1,419
Amortization of issuance costs	—	—	26	27
Ending balance, June 30	$235,655	$115,383	$199,457	$197,780

RP Multi Tranche Term Loan

Under the 2022 RP Loan Agreement, we were initially entitled to receive up to $300.0 million in term loans, $50.0 million of which was disbursed to us on closing and the remaining $250.0 million scheduled to have been available to us upon our satisfaction of customary disbursement conditions and certain development conditions by specific deadlines, as follows:

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

As a result of our receipt of a CRL on February 28, 2023, in connection to our NDA for omecamtiv mecarbil, we have not satisfied the conditions to the availability of the tranche 2 and tranche 3 loans under the RP Multi Tranche Loan Agreement.

In December 2023, we announced positive topline results from SEQUOIA-HCM, the Phase 3 trial for aficamten. This entitled us to draw $75.0 million under tranche 4 during the period April 4, 2024 through April 3, 2025, and requires us to complete a minimum mandatory draw of at least $50.0 million of the $75.0 million available during the same period.

The remaining $100.0 million under tranche 5 remains available for disbursement to us, subject to satisfaction of the conditions described above.

On May 22, 2024, we entered into the RP Multi Tranche Loan Agreement Amendment to provide for two tranches of additional term loans in an aggregate principal amount up to $225.0 million, consisting of a $50.0 million tranche 6 term loan drawn immediately and a $175.0 million tranche 7 term loan drawable at Cytokinetics’ discretion within one year of a future U.S. Food and Drug Administration (“FDA”) approval of aficamten in obstructive hypertrophic cardiomyopathy if such approval is obtained on or prior to December 31, 2025.

Each term loan under the RP Multi Tranche Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such term loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the term loan for the tranche 1, tranche 4, tranche 5, tranche 6, and tranche 7 term loans (such amount with respect to each term loan, “Final Payment Amount”). We account for amounts drawn under the RP Multi Tranche Loan Agreement using the effective interest method.

The RP Multi Tranche Loan Agreement and amendment contains embedded derivative features. The fair values of the embedded derivatives are based on significant unobservable inputs, including the probability of change of control, the probability of default, discount rates and other factors. We have bifurcated and recognized the embedded derivatives as Derivative Liabilities Measured at Fair Value as discussed below.

We may prepay the term loans in full (but not in part) at any time at our option by paying an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans under the RP Multi Tranche Loan Agreement. We must borrow at least $50 million principal amount of the tranche 4 within the applicable draw period. In addition, the term loans under the RP Multi Tranche Loan Agreement are repayable in full at the option of either us or the lender in an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans upon a change of control of Cytokinetics.

Future minimum payments under the existing borrowing under Tranche 1 and Tranche 6 of RP Multi Tranche Loan are (in thousands):

Years ending December 31:	Tranche 1 Term Loan	Tranche 6 Term Loan
2024 remainder	$5,760	$—
2025	11,520	—
2026	11,520	8,640
2027	11,520	11,520
2028	11,520	11,520
Thereafter	37,440	63,320
Future minimum payments	89,280	95,000
Less: Unamortized interest and loan costs	(26,786)	(53,143)
Term Loan, net	$62,494	$41,857

The weighted-average effective rate of interest on the Tranche 1 and Tranche 6 term loans was approximately 11.6% as of June 30, 2024.

As of June 30, 2024, the estimated fair value of the Tranche 1 and Tranche 6 term loans was $51.2 million and $40.2 million, respectively. The fair value was estimated based on Level 3 inputs.

Derivative Liabilities Measured at Fair Value

We have bifurcated and recognized the embedded derivatives in the RP Multi Tranche Loan Agreement. These embedded derivatives include repayment features based upon a change in control and default.

We recognize the derivative liabilities at fair value in the consolidated balance sheets. Each period, the fair value of the derivative liabilities will be recalculated and resulting gains and losses from the changes in fair value of the derivatives with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss. Estimating fair values of derivative instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging between 14% to 16%) and other factors.

For the three months ended June 30, 2024, the Company recorded a loss of $0.6 million associated with the change in fair value of the derivative liabilities. The amounts have been recorded as other expense in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the changes of the fair value of the derivative liabilities for the RP Multi Tranche Loan Agreement for three months ended June 30, 2024 (in thousands):

RP Multi Tranche Loan Agreement Derivatives
2024
Beginning balance, May 22	$12,600
Change in fair value	600
Ending balance, June 30	$13,200

RP Stock Purchase Agreement

Pursuant to the RP Stock Purchase Agreement, we, at our option, could require RPI ICAV to purchase shares of Common Stock for an aggregate purchase price of $50 million in our next equity financing on or before August 20, 2024, with minimum gross proceeds to us of $250 million. The Stock Purchase Agreement also includes lockup provisions. Concurrently with the closing of our underwritten public offering on May 28, 2024, RPI ICAV purchased 980,392 shares of Common Stock pursuant to the RP Stock Purchase Agreement at a price of $51.00 per share. The proceeds from the concurrent private placement were $50 million.

Note 7 — Debt

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As of June 30, 2024, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding.

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

Holders of the 2027 Notes have the option to convert their convertible notes only in the following circumstances: (i) if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a 30-day period starting from the last trading day of the preceding quarter after September 30, 2022; (ii) within 5 consecutive business days following any 10 consecutive trading day period if the trading price per $1,000 principal amount of 2027 Notes during such period falls below 98% of the product of the last reported sale price per share of our common stock and the conversion rate; (iii) upon certain corporate events or distributions on our common stock outlined in the 2027 Indenture; (iv) upon our call for redemption of the 2027 Notes; and (v) from March 1, 2027, until the scheduled trading day immediately preceding the maturity date. Circumstance (i) defined above was not triggered upon the calculation completed for July 1, 2024. Consequently the 2027 Notes are not redeemable at the option of the holders for the second quarter of 2024. This calculation will continue to be re-evaluated on a quarterly basis.

We may not redeem the 2027 Notes at our option at any time before July 7, 2025. The 2027 Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the 2027 Indenture)), at our option at any time, and from time to time, on or after July 7, 2025.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Contractual interest expense	$211	$211	$423	$422
Amortization of debt issuance costs	28	27	56	50
Total interest expense recognized	$239	$238	$479	$472

The effective interest rate of the 2026 Notes was 4.6% for the three months ended June 30, 2024 and 2023. As of June 30, 2024, the unamortized debt issuance cost for the 2026 Notes was $0.3 million and will be amortized over approximately 2.4 years. The 2026 Notes are convertible at June 30, 2024 at the option of the holder.

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Contractual interest expense	$4,725	$4,725	$9,450	$9,449
Amortization of debt issuance costs	782	749	1,555	1,431
Total interest expense recognized	$5,507	$5,474	$11,005	$10,880

The effective interest rate of the 2027 Notes was 4.2% as of June 30, 2024 and 2023. As of June 30, 2024, the unamortized debt issuance cost for the 2027 Notes was $10.2 million and will be amortized over approximately 3.0 years. During the six months ended June 30, 2024, the conditions allowing holders of the 2027 Notes to convert were not met. As a result, the 2027 Notes are not convertible during the six months ended June 30, 2024.

Future minimum payments under the 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2027 Notes	2026 Notes	Total
2024 remainder	$9,450	$423	$9,873
2025	18,900	845	19,745
2026	18,900	21,978	40,878
2027	558,900	—	558,900
Future minimum payments	606,150	23,246	629,396
Less: Interest	(66,150)	(2,113)	(68,263)
Convertible notes, principal amount	540,000	21,133	561,133
Less: Debt issuance costs on the convertible notes	(10,243)	(290)	(10,533)
Net carrying amount of the convertible notes	$529,757	$20,843	$550,600

As of June 30, 2024, the estimated fair value of the 2027 Notes and 2026 Notes was $705.4 million and $109.7 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

Note 8 — Stockholders’ Equity

Public Offering of Common Stock and Concurrent Private Placement

On May 28, 2024, the Company closed an underwritten public offering of 9,803,922 shares of Common Stock at a public offering price of $51.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,470,588 shares of Common Stock at the public offering price. The gross proceeds to the Company from the offering were approximately $575.0 million and net proceeds were approximately $563.2 million, after deducting the applicable underwriting discounts and commissions. Concurrently with the closing of the underwritten public offering, RPI ICAV purchased 980,392 shares of Common Stock pursuant to the RP Common Stock Purchase Agreement at a price of $51.00 per share in a concurrent private placement. The proceeds from the concurrent private placement were $50.0 million.

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

Our annual grant of stock-based compensation takes place during the first quarter of each year. Our stock options and restricted stock units granted for the first quarter of 2024 was as follows:

	Grants	Weighted Average Grant Date Fair Value per Share
Stock options	932,778	$64.54
Restricted stock units	1,037,398	$63.77

As of June 30, 2024, the total authorized shares under the 2004 Plan available for grant was 5.3 million.

Total stock-based compensation expense was recorded in the condensed consolidated statements of operations and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Research and development	$11,475	$8,202	$20,103	$14,648
General and administrative	13,147	10,466	26,131	19,214
	$24,622	$18,668	$46,234	$33,862

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

In 2023, we issued 5,016,170 shares of our common stock for net proceeds of $164.2 million under the Amended ATM Facility. There was no Amended ATM Facility activity during the three months ended June 30, 2024. We issued 1,237,460 shares of our common stock for net proceeds of $93.6 million under the Amended ATM Facility for the six months ended June 30, 2024.

Performance Stock Units

In March, May, and June 2024, the Compensation Committee granted a total of 359,992, 75,036, and 5,537 performance stock units ("PSUs") to certain employees with a grant date fair value of $63.75, $48.51, and $54.18 per unit, respectively. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSU awards are subject to two performance goals and will be earned as to up to 50% of the number of shares subject to the PSU award upon the certification by the Compensation and Talent Committee of the Company’s Board of Directors (the “Compensation Committee”) that the Company has achieved the first performance goal and as to up to 50% of the number of shares subject to the PSU award upon the certification by the Compensation Committee that the Company has achieved the second performance goal, in each case vesting as to 50% of the earned shares on applicable Compensation Committee certification date and as to 50% of the earned shares following the one-year anniversary of the applicable Compensation Committee certification date.

During the three and six months ended June 30, 2024, the Company recognized expense of $2.2 million and $2.5 million, respectively, for the PSUs. As of June 30, 2024, there was $10.9 million of unamortized stock-based compensation related to the PSUs. The Company will assess the probability of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

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
•
our ability to meet any of the conditions for disbursement and our receipt of any loan disbursements under the RP Multi Tranche Loan Agreement;
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

Our research and development expenses for the three months ended June 30, 2024 and 2023 were $79.6 million and $83.2 million, respectively, and $161.2 million and $162.6 million for the six months ended June 30, 2024 and 2023, respectively.

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

SEQUOIA-HCM

SEQUOIA-HCM was a Phase 3 randomized, placebo-controlled, double-blind, multi-center clinical trial designed to evaluate aficamten in patients with symptomatic oHCM on background medical therapy for 24 weeks. We enrolled 282 patients in this trial. The primary objective was to assess the effect of aficamten on change in peak oxygen uptake (pVO2) measured by CPET from baseline to week 24. Secondary objectives included change in KCCQ score from baseline to week 12 and week 24, the proportion of patients with ≥1 class improvement in NYHA Functional Class from baseline to week 12 and week 24, change in post-Valsalva LVOT-G to week 12 and week 24, the proportion of patients with post-Valsalva LVOT-G <30 mmHg, and change in total workload during CPET to week 24.

On May 13, 2024 we announced that the positive primary results of SEQUOIA-HCM were presented at the European Society of Cardiology Heart Failure 2024 Congress and published in the New England Journal of Medicine. The results of SEQUOIA-HCM show that treatment with aficamten significantly improved exercise capacity compared to placebo, increasing peak oxygen uptake (pVO2) measured by cardiopulmonary exercise testing (CPET) by a least square mean difference (95% CI) of 1.74 (1.04 - 2.44) mL/kg/min (p=0.000002). The treatment effect with aficamten was consistent across all prespecified subgroups reflective of patient baseline characteristics and treatment strategies, including patients receiving or not receiving background beta-blocker therapy.

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

Statistically significant improvements were observed in all 10 prespecified secondary endpoints, with functional and symptomatic improvements occurring within two weeks of initiating treatment with aficamten and sustained throughout the treatment period. Compared to baseline, at Week 24 patients treated with aficamten experienced significant improvements in post-Valsalva left ventricular outflow tract gradient (LVOT-G) with an LSM difference of -50 mmHg (p<0.0001) versus placebo. Aficamten also substantially reduced the burden of symptoms compared with placebo, with a significant improvement observed in Kansas City Cardiomyopathy Questionnaire Clinical Summary Score (KCCQ-CSS) (LSM difference = 7 points; p<0.0001) and with 34% of patients experiencing ≥1 class improvement in New York Heart Association (NYHA) Functional Class (p<0.0001). Treatment with aficamten substantially reduced the proportion of patients eligible for septal reduction therapy (SRT). Among those eligible for SRT at baseline, over the duration of 24 weeks of treatment, patients receiving aficamten spent 78 fewer days eligible for SRT compared with those treated with placebo (p<0.0001). Additionally, from baseline to Week 24, treatment with aficamten reduced NT-proBNP, a biomarker of cardiac wall stress, by 80% relative to placebo.

The prespecified exploratory responder analysis in SEQUOIA-HCM showed that treatment with aficamten improved both exercise capacity and symptoms, with 60 (42%) of 142 patients treated with aficamten achieving the composite responder endpoint of (1) ≥1.5 mL/kg/min increase in pVO2 and ≥1 NYHA Functional Class improvement, or (2) ≥3.0 mL/kg/min increase in pVO2 and no worsening of NYHA Functional Class, compared to 19 (14%) of 140 patients treated with placebo, equating to a placebo-corrected difference of 28.7% (95% CI, 18.8, 38.6; p<0.0001).

Aficamten was well-tolerated in SEQUOIA-HCM with an adverse event profile comparable to placebo. Treatment emergent serious adverse events occurred in 5.6% and 9.3% of patients on aficamten and placebo, respectively. Core echocardiographic left ventricular ejection fraction (LVEF) was observed to be <50% in 5 patients (3.5%) on aficamten compared to 1 patient (0.7%) on placebo. One of the 5 patients on aficamten with low LVEF had LVEF <40% following infection with COVID-19 but did not interrupt treatment as the site-read LVEF remained greater than 40% and the patient did not have symptoms of heart failure due to systolic dysfunction. Overall, there were no instances of worsening heart failure or treatment interruptions due to low LVEF.

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

On May 8, 2024 we announced that we had opened enrollment in CEDAR-HCM

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

Phase 1 Study of Aficamten in Healthy Japanese Participants

On June 17, 2024, we announced that the first participants have been dosed in a Phase 1 study evaluating the pharmacokinetics, safety and tolerability of aficamten in healthy Japanese and Caucasian participants. The primary objective of this Phase 1 double-blind, randomized, placebo-controlled study is to evaluate the pharmacokinetics of aficamten following administration of single ascending doses and multiple doses in 70 healthy Japanese and Caucasian participants. The secondary objective is to evaluate the safety and tolerability of aficamten in healthy Japanese and Caucasian participants. The study will enroll four cohorts including three single-ascending cohorts and one multiple dose cohort. Cohorts 1, 2 and 3 will enroll 10 Japanese participants and 10 Caucasian participants each, randomized on an 8:2 basis to receive single-ascending doses of aficamten (5 mg, 10 mg and 20 mg, respectively) or placebo. Enrollment of Cohort 2 and Cohort 3 will commence upon evaluation of the safety of the preceding Cohort. Following the completion of the single ascending dose cohorts, Cohort 4 will enroll 10 healthy Japanese participants randomized on an 8:2 basis to receive single doses of aficamten (5 mg) or placebo, once daily for 14 days.

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

Pursuant to the RP Aficamten RPA, RPI ICAV initially purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances. On May 22, 2024, we entered into an amendment to the RP Aficamten RPA, which we refer to as the RP Aficamten RPA Amendment, to restructure the royalty so that RPI ICAV will now receive 4.5% up to $5.0 billion of worldwide annual net sales of aficamten and 1% above $5.0 billion of worldwide annual net sales.

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

On May 3, 2024, we participated in a Type C meeting with FDA that addressed design features of a confirmatory Phase 3 clinical trial of omecamtiv mecarbil for the treatment of HFrEF with discussion of patient population, endpoints and several additional pragmatic elements related to the envisaged conduct of the trial. On May 22, 2024, we entered into the RP OM Loan Agreement with RPDF, pursuant to which $100 million was disbursed to us to finance this new planned Phase 3 clinical trial of omecamtiv mecarbil.

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

On May 22, 2024, we entered into the RP OM Loan Agreement with RPDF. Pursuant to the RP OM Loan Agreement, RDPF has a revenue interest entitling it to quarterly payments in an amount equal to 2.0% of the annual worldwide net sales of omecamtiv mecarbil, subject to a minimum floor amount ranging from $5.0 million to $8.0 million during the first 18 calendar quarters commencing on the calendar quarter during which FDA approval for omecamtiv mecarbil is obtained, as further described in Note 6 to our consolidated financial statements included in this Quarterly Report on Form 10-Q under the section "RP OM Loan Agreement," on condition that a new Phase 3 clinical trial of omecamtiv mecarbil is successful by June 30, 2028 and we receive the marketing approval from the FDA for omecamtiv mecarbil on or prior to December 31, 2029.

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

We conducted a Phase 1 double-blind randomized, placebo-controlled, multi-part single and multiple ascending dose clinical study with the goal of evaluating the safety, tolerability and PK of CK-586 when administered orally as single or multiple doses to healthy participants. The study design included seven single ascending dose cohorts (10 mg to 600 mg) comprised of 10 participants each, and two multiple-dose ascending cohorts (100 and 200 mg once daily) comprised of 10 participants each. The study met the primary objective, demonstrating that CK-586 was safe and well tolerated in healthy participants with linear PK. Pharmacodynamics were evaluated using echocardiography and consistent with expectations. No serious adverse events were observed, and the stopping criteria were not met in the study. The results of the Phase 1 study support progression to a Phase 2a clinical trial in patients with HFpEF.

Royalty Pharma Revenue Interest

On May 22, 2024, we entered into a Revenue Participation Right Purchase agreement, which we refer to as the RP CK-586 RPA, with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from worldwide net sales of CK-586 by us, our affiliates or licensees, in exchange for up to $200 million in consideration, $50 million of which was paid upfront and, following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in heart failure with preserved ejection fraction in humans for CK-586, at RPI ICAV’s sole discretion, up to in aggregate $150 million in quarterly payments to fund 50.0% of the research and development cost of CK-586.

Pursuant to the RP CK-586 RPA, RPI ICAV purchased the right to receive a percentage of net sales ranging from 1.0% to up to 4.5% for annual worldwide net sales of CK-586 (depending on the aggregate amounts funded by RPI ICAV), subject to reduction in certain circumstances, and will receive a 0.75x milestone payment upon market approval of CK-586 by the FDA, or if market approval of CK-586 by the European Medicines Agency is obtained prior to market approval by the FDA, 0.375x milestone payment for such obtained approval and 0.375x milestone payment upon subsequent market approval by the FDA.

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

Dosing of patients in a Phase 1 clinical trial of CK-136 commenced in December 2022. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, single and multiple ascending dose trial is to assess the safety, tolerability and pharmacokinetics of CK-136 when administered orally as single or multiple doses to healthy participants. The study design, as amended, includes five groups of at least eight participants in single ascending dose cohorts and four groups of at least eight participants in multiple-dose ascending cohorts. A final optional cohort will include eight participants in an open-label, 2-period crossover arm to investigate the effect of food on CK-136. We have completed the single ascending dose cohorts in the Phase 1 study of CK-136 in healthy participants and have decided to discontinue further development of CK-136.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to our critical accounting policies and significant estimates in the six months ended June 30, 2024, except for the followings:

Fair Value of 2024 RPI transactions

In May 2024, the Company entered into 2024 RPI transactions including the 2024 RP OM Loan Agreement, the RP CK-586 RPA, the RP Stock Purchase Agreement, the 2022 RP Multi Tranche Loan Agreement Amendment and the RP Aficamten RPA Amendment. As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company elected the fair value option for recognition of the liabilities related to 2024 RP OM Loan Agreement and the RP CK-586 RPA. In accordance with ASC 825, the Company records the liabilities at fair value and remeasures the liabilities at fair value each reporting period with changes in fair value associated with non-credit components are recognized in Other income (expense), net, while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss. The fair value of the liabilities is based on significant unobservable inputs, including the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, discount rates and other estimates, which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective. See Note 6 — Agreements with Royalty Pharma for further detail.

Derivative Liabilities

We recognize liabilities of our embedded derivative instruments related to the RP Multi Tranche Loan at fair value in the consolidated balance sheets. Each period, the fair value of the derivative liabilities are recalculated and resulting gains and losses from the changes in fair value of the derivatives with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss. Estimating fair values of derivative instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

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

Results of Operations

Revenues

Our revenues since inception were primarily from our strategic alliances. We have not generated any revenue from commercial product sales to date.

Revenues for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	Decrease	June 30, 2024	June 30, 2023	Decrease
Research and development revenues	$249	$867	$(618)	$1,084	$2,980	$(1,896)
Milestone revenues	—	—	—	—	2,500	(2,500)
Total revenues	$249	$867	$(618)	$1,084	$5,480	$(4,396)

Research and development revenues for the three and six months ended June 30, 2024 were from Ji Xing under the Ji Xing Aficamten License Agreement, and for the three and six months ended June 30, 2023, research and development revenues were primarily from Astellas for reimbursements under the Astellas FSRA Agreement. Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which was incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. On March 31, 2023, we announced that we would be discontinuing COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, and COURAGE-ALS OLE. As of December 31, 2023 we billed and collected the maximum contribution of $12.0 million from Astellas, and no further revenue is expected under this arrangement.

Milestone revenues for the six months ended June 30, 2023, consisted of a milestone recognized from Ji Xing for the initiation of our Phase 3 clinical trial of aficamten in nHCM.

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

Research and development expenses for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	Decrease	June 30, 2024	June 30, 2023	Decrease
Total research and development expenses	$79,597	$83,194	$(3,597)	$161,167	$162,615	$(1,448)

Research and development expenses for the three and six months ended June 30, 2024 decreased by $3.6 million and $1.4 million from the three and six months ended June 30, 2023, respectively, due to timing of clinical trial activities and wind down activities for COURAGE-ALS which ended in the first quarter of 2023.

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

On February 28, 2023, we received a CRL from FDA in connection with our NDA for omecamtiv mecarbil for the treatment of HFrEF. With the CRL, FDA communicated that GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. In 2023, we participated in a Type A meeting with FDA in order to understand FDA’s views regarding the CRL and what may be required to support potential approval of omecamtiv mecarbil in the United States, and subsequently submitted a formal dispute resolution request to FDA, with the objective to appeal the FDA's conclusion, as stated in the CRL, that substantial evidence of effectiveness had not been established to support approval of omecamtiv mecarbil. FDA subsequently denied our appeal in November 2023 and reaffirmed its decision in the CRL that GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. On May 7, 2024, we informed the Committee for Medicinal Products for Human Use ("CHMP") of the EMA of our decision to voluntarily withdraw our MAA for omecamtiv mecarbil. The withdrawal follows feedback the Company received from CHMP that the committee will not be able to conclude that the benefits of omecamtiv mecarbil outweigh the risks associated with the drug on the basis of the results from GALACTIC-HF alone. On May 22, 2024, we entered into the RP OM Loan Agreement with RPDF, pursuant to which $100 million was disbursed to us to finance a new Phase 3 clinical trial of omecamtiv mecarbil for the treatment of HFrEF.

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

General and administrative expenses by program for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	Increase	June 30, 2024	June 30, 2023	Increase
Total general and administrative expenses	$50,824	$39,722	$11,102	$96,324	$89,387	$6,937

General and administrative expenses for the three and six months ended June 30, 2024 increased by $11.1 million and $6.9 million from the three and six months ended June 30, 2023, respectively, primarily due to investments in commercial readiness and employee related expenses, including stock based compensation.

We expect that general and administrative expenses will increase in the future, depending in part on the timing of and investments in commercial readiness.

Interest Expense

Interest expense for the three and six months ended June 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	Increase	June 30, 2024	June 30, 2023	Increase
Term loans	$2,189	$1,271	$918	$3,507	$2,519	$988
2026 Notes	239	238	1	479	472	7
2027 Notes	5,507	5,474	33	11,005	10,880	125
Other	4,797	62	4,735	4,844	135	4,709
Total interest expense	$12,732	$7,045	$5,687	$19,835	$14,006	$5,829

The components of interest expense are consistent period over period with no significant fluctuations for the three and six months ended June 30, 2024 and 2023. Term loan interest expense increased due to drawing on Tranche 6 of the RP Multi Tranche Loan Agreement Amendment in the second quarter of 2024. Interest expense for the three and six months ended June 30, 2024 also includes approximately $4.8 million of financing fees related to the 2024 RPI Transactions.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and the RP Aficamten RPA, respectively.

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded additional $33.3 million to the carrying value related to the RP Aficamten RPA Amendment entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 24.9% as of June 30, 2024 and 19.0% as of June 30, 2023.

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% as of June 30, 2024 and 2.91% as of June 30, 2023.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	Increase	June 30, 2024	June 30, 2023	Increase
RP OM Liability	$42	$1,419	$(1,377)	$21	$2,336	$(2,315)
RP Aficamten Liability	11,525	4,903	6,622	21,764	10,266	11,498
Total non-cash interest expense recognized	$11,567	$6,322	$5,245	$21,785	$12,602	$9,183

Interest and Other Income, net

Interest and other income, net for the three and six months ended June 30, 2024 and 2023 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	June 30, 2024	December 31, 2023
Financial assets:
Cash and cash equivalents	$190,142	$113,024
Short-term investments	866,633	501,800
Long-term investments	305,361	40,534
Total cash, cash equivalents, and marketable securities	$1,362,136	$655,358
Borrowings:
Term loans, net	$104,351	$68,464
RP OM Loan	104,500	—
2026 Notes, net	20,843	20,788
2027 Notes, net	529,757	528,201
Total borrowings	$759,451	$617,453
Working capital:
Current assets	$1,067,810	$628,051
Current liabilities	102,777	102,678
Working capital	$965,033	$525,373

The following table shows a summary of our cash flows for the periods set forth below:

	Six Months Ended
	June 30, 2024	June 30, 2023
Net cash used in operating activities	$(228,820)	$(244,091)
Net cash (used in) provided by investing activities	(618,907)	247,625
Net cash provided by (used in) financing activities	924,802	(1,702)
Net increase in cash, cash equivalents, and restricted cash	$77,075	$1,832

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

Cash Flows Used in Operating Activities

Net cash used in operating activities of $228.8 million and $244.1 million in the six months ended June 30, 2024 and 2023, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. Net loss for the six months ended June 30, 2024 and 2023 included, among other items: non-cash stock-based compensation, non-cash interest expense on liabilities related to revenue participation right purchase agreements, and non-cash interest expense related to debt.

Cash Flows Used in (Provided by) Investing Activities

Net cash used in investing activities of $618.9 million and in the six months ended June 30, 2024, was primarily due to purchases of investments offset by maturities of investments.

Net cash provided by investing activities of $247.6 million in the six months ended June 30, 2023 was primarily due to maturities of investments offset by purchases of investments.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities of $924.8 million in the six months ended June 30, 2024 was due to $250.0 million in proceeds from the 2024 RPI Transactions, $563.2 million of net proceeds from the public offering and issuances of common stock of $93.6 million under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co, discussed below, and stock-based award activities.

Net cash used in financing activities of $1.7 million in the six months ended June 30, 2023 was primarily due to stock-based activities.

2024 Royalty Pharma Transactions

On May 22, 2024, we announced that we had entered into that certain RP OM Loan Agreement and the RP CK-586 RPA with RPDF and RPI ICAV respectively, the 2022 RP Multi Tranche Loan Agreement Amendment, the RP Aficamten RPA Amendment, as well as the RP Stock Purchase Agreement with RPI ICAV.

The RP OM Loan Agreement provides for a loan in a principal amount of $100.0 million that was drawn at the closing. The loan under the RP OM Loan Agreement matures on the 10 year anniversary of the funding date and is repayable in quarterly installments as follows:

•
Scenario 1: If the Phase 3 clinical trial of Cytokinetics’ proprietary small molecule cardiac myosin activator known as omecamtiv mecarbil is successful (defined as meeting the composite primary endpoint of the first event, whichever occurs first, comprising of cardiovascular death, heart failure event, LVAD implementation/cardiac transplantation, or stroke, with a hazard ratio (HR) of less than 0.85 and cardiovascular death endpoint HR of less than 1.0) by June 30, 2028 and we receive the marketing approval from the FDA for omecamtiv mecarbil on or prior to December 31, 2029 (“OM Approval Date”), commencing on the calendar quarter during which the FDA approval is obtained, we are required to pay RPDF (x) (i) $75.0 million ten business days after the OM Approval Date and (ii) $25.0 million on the first anniversary of the OM Approval Date and (y) on a quarterly basis an amount equal to 2.0% of the annual worldwide net sales of omecamtiv mecarbil, subject to a minimum floor amount ranging from $5.0 million to $8.0 million during the first 18 calendar quarters (the payment of the 2.0% of the annual worldwide net sales starting from the 19th calendar quarter shall be referred to as the “Royalty Payment”). Our obligation to pay the Royalty Payment will continue after maturity of the Loan;
•
Scenario 2: If the Phase 3 clinical trial of omecamtiv mecarbil is successful by June 30, 2028 but we have not received the marketing approval from the FDA for omecamtiv mecarbil on or prior to December 31, 2029, we are required to pay RPDF 18 equal quarterly cash payments totaling 237.5% of the principal amount of the loan commencing on March 31, 2030;
•
Scenario 3: If the Phase 3 clinical trial of omecamtiv mecarbil is not successful by June 30, 2028, we are required to pay RPDF 22 equal quarterly cash payments totaling 227.5% of the principal amount of the loan commencing on September 30, 2028; and
•
Scenario 4: If the Phase 3 clinical trial of omecamtiv mecarbil has not been initiated by June 30, 2026, we are required to pay RPDF 22 equal quarterly cash payments totaling 227.5% of the principal amount of the loan commencing on September 30, 2026;

The interest of the loan is included in the Scheduled Payment Amount for each scenario.

In each scenario, we may prepay the loan in full (but not in part) at any time at its option by paying an amount equal to the unpaid portion of Scheduled Payment Amount for the outstanding loan; provided that, in scenario 1, we would be required to continue to pay the Royalty Payment after such prepayment.

In addition, upon the occurrence of a change of control of the Company, the loan is repayable in full at the option of either the Company or the lender in an amount equal to (x) depending on when such change of control occurs, 150.0% to 237.5% of the principal amount of the loan minus (y) the then paid Scheduled Payment Amount.

The RP OM Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on dispositions, mergers, indebtedness, encumbrances, distributions, stock repurchases, investments and transactions with affiliates. The RP OM Loan Agreement also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse changes, attachment, levy, restraint on business, cross-defaults on material indebtedness, bankruptcy, delisting, material judgments, misrepresentations, governmental approvals, payment defaults under other royalty purchase agreements and development funding agreements with RPDF or RPI ICAV. Upon an event of default or simultaneously with payment in full of the term loans in the RP Multi Tranche Loan Agreement, the lenders may, among other things, accelerate the loan (with the amount payable between 227.5% and 237.5% of the principal amount (less amounts previously paid) in the case of other events of default).

Pursuant to the RP CK-586 RPA, RPI ICAV purchased rights to certain revenue streams from worldwide net sales of CK-586 by us, our affiliates or licensees, in exchange for up to $200 million in consideration, $50 million of which was paid upfront and, following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in heart failure with preserved ejection fraction in humans for CK-586, at RPI ICAV’s sole discretion, up to in aggregate $150 million in quarterly payments to fund 50.0% of the research and development cost of CK-586.

Pursuant to the RP CK-586 RPA, RPI ICAV purchased the right to receive a percentage of net sales ranging from 1.0% to up to 4.5% for annual worldwide net sales of CK-586 (depending on the aggregate amounts funded by RPI ICAV), subject to reduction in certain circumstances, and will receive a 0.75x milestone payment upon market approval of CK-586 by the FDA, or if market approval of CK-586 by the European Medicines Agency is obtained prior to market approval by the FDA, 0.375x milestone payment for such obtained approval and 0.375x milestone payment upon subsequent market approval by the FDA.

Pursuant to the RP Stock Purchase Agreement, we, at our option, could require RPI ICAV to purchase shares of Common Stock for an aggregate purchase price of $50 million in our next equity financing on or before August 20, 2024, with minimum gross proceeds to us of $250 million. The RP Stock Purchase Agreement also includes lockup provisions. Concurrently with the closing of our underwritten public offering on May 28, 2024, RPI ICAV purchased 980,392 shares of Common Stock pursuant to the RP Stock Purchase Agreement at a price of $51.00 per share. The proceeds from the concurrent private placement were $50.0 million.

2022 Royalty Pharma Transactions

On January 7, 2022, we announced that we had entered into that certain RP Multi Tranche Loan Agreement and the RP Aficamten RPA with RPDF and RPI ICAV respectively, each of which were at the time of our entry into such agreements affiliated with Royalty Pharma International plc.

Under the RP Multi Tranche Loan Agreement, we were initially entitled to receive up to $300.0 million in term loans, $50.0 million of which was disbursed to us on closing and the remaining $250.0 million scheduled to have been available to us upon our satisfaction of customary disbursement conditions and certain development conditions by specific deadlines, as follows:

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

As a result of our receipt of a CRL in connection to our NDA for omecamtiv mecarbil, we have not satisfied the conditions to the availability of the tranche 2 and tranche 3 loans under the RP Multi Tranche Loan Agreement.

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

On May 22, 2024, we entered into an amendment to the RP Multi Tranche Loan Agreement, which we refer to as the 2022 RP Multi Tranche Loan Agreement Amendment, to provide for two tranches of additional term loans in an aggregate principal amount up to $225.0 million, consisting of a $50.0 million tranche 6 term loan drawn immediately and a $175.0 million tranche 7 term loan drawable at Cytokinetics’ discretion within one year of a future U.S. Food and Drug Administration (“FDA”) approval of aficamten in obstructive hypertrophic cardiomyopathy if such approval is obtained on or prior to December 31, 2025.

Each term loan under the RP Multi Tranche Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such term loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the tranche 1, tranche 4, tranche 5, tranche 6, and tranche 7 term loans and 200% of the principal amount of the tranche 2 and tranche 3 loans (such amount with respect to each term loan, “Final Payment Amount”). We have made our first payment in the fourth quarter of 2023.

We may prepay the term loans in full (but not in part) at any time at our option by paying an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans under the RP Multi Tranche Loan Agreement. As the conditions for the tranche 4 term loan have been met, we must have borrowed at least $50 million principal amount of the tranche 4 or 5 term loans within the applicable draw period. In addition, the term loans under the RP Multi Tranche Loan Agreement are repayable in full at the option of either us or the lender in an amount equal to the unpaid portion of Final Payment Amount for the outstanding term loans upon a change of control of Cytokinetics.

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

Pursuant to the RP Aficamten RPA, RPI ICAV initially purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances. On May 22, 2024, we entered into the RP Aficamten RPA Amendment to restructure the royalty so that RPI will now receive 4.5% up to $5.0 billion of worldwide annual net sales of aficamten and 1% above $5.0 billion of worldwide annual net sales. Our liability to RPI ICAV is referred to as the “RP Aficamten Liability”.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 24.9% and 19.02% as of June 30, 2024 and 2023, respectively.

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, we recorded an inducement loss of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms. As of June 30, 2024, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding. The 2026 Notes are redeemable, in whole or in part, at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice.

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

There was no Amended ATM Facility activity during the three months ended June 30, 2024 and we issued 1,237,460 shares of our common stock for net proceeds of $93.6 million under the Amended ATM Facility for the six months ended June 30, 2024.

Public Offering of Common Stock and Concurrent Private Offering

On May 28, 2024, we closed an underwritten public offering of 9,803,922 shares of Common Stock at a public offering price of $51.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,470,588 shares of Common Stock at the public offering price. The gross proceeds to the Company from the offering were approximately $575 million and net proceeds were approximately $563.2 million, after deducting the applicable underwriting discounts and commissions. Concurrently with the closing of the underwritten public offering, RPI ICAV purchased 980,392 shares of Common Stock pursuant to the RP Stock Purchase Agreement, at a price of $51.00 per share in a concurrent private placement. The gross proceeds from the concurrent private placement were $50 million.

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
•
the time, costs and outcomes of regulatory reviews or other regulatory actions related to our drug candidates, including with respect to our planned NDA submission for aficamten for the treatment of oHCM to FDA and our related planned MAA submission to EMA;
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

We have incurred an accumulated deficit of approximately $2.4 billion since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Therefore, our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023, except for the following:

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2024, our cash and investments totaled $1,347 million, comprising U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, a global portfolio of corporate debt, money market funds, and repurchase agreements backed by U.S. Treasury securities.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% increase in market interest rates would result in a decline in the value of our investments of approximately $8.2 million and $2.4 million as of June 30, 2024 and December 31, 2023, respectively.

In addition, we have elected the fair value option for certain liabilities. The fair value of the liabilities related to 2024 RP OM Loan Agreement and the RP CK-586 RPA will increase as market interest rates decrease. In addition, the fair value of the liabilities may fluctuate based upon changes in the Company’s credit rating. Changes in the interest rate environment and the credit rating of the Company could have an effect on our future earnings. For example, a hypothetical 1% decrease in the discount rates used to measure the 2024 RP OM Loan Agreement and the RP CK-586 RPA would result an increase in the fair value, and the recognition of a loss, of approximately $5.5 million as of June 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Specific to our Company in connection with our Commercial Operations

The size of the potential market for aficamten or our other product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be smaller than our estimates. If the market opportunities for any product candidates we develop are smaller than we believe they are, or if any approval that we obtain is based on a narrower definition of the patient population, our potential revenues may be adversely affected, and our business may suffer.

We have based our potential market opportunity on a number of internal and third-party estimates and resources, including, without limitation, our estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties, which may be incorrect. Our estimated potential market opportunity for cardiac myosin inhibitors in HCM is based on the following assumptions: our understanding of the prevalence of HCM in the general population from published epidemiological studies and analysis of longitudinal claims data, the percentage split of diagnosed obstructive HCM and non-obstructive HCM patients derived from market research and patient transaction databases, the percentage of available symptomatic patients not adequately managed by the current standard of care among diagnosed HCM patients, rates of patient compliance and persistence, based on patient transaction database and/or third-party market research. The conditions supporting our assumptions or estimates and the market data supporting these assumptions and estimates may change at any time or otherwise be inaccurate, thereby reducing the predictive accuracy of these underlying factors. Our total addressable market will ultimately depend upon, among other things, the number of actual treatable symptomatic patients on cardiac myosin inhibitors therapy over time, the subset of eligible HCM patients included in the final label for each of our product candidates, if approved for sale for these indications, acceptance and accessibility by the medical community and patients, market share, drug pricing and reimbursement across payer types (i.e., Medicare, commercial, Medicaid, etc.). The number of patients with HCM, HFpEF or HFrEF in the United States and other major markets and elsewhere may turn out to be materially lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would harm our results of operations and our business. For example, our estimates of the number patients using cardiac myosin inhibitors and, therefore, our estimated total addressable market are based on claims data analysis and research. If our conclusions, analysis or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our total addressable market may be meaningfully smaller than we have estimated, our future growth opportunities and sales growth may be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, the organizational scale up and associated expenditures with commercial readiness activities to launch approved drugs combined with the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than through loans under the RP Multi Tranche Loan Agreement with RPDF and reimbursements, milestone and royalty payments that we may receive under our agreements with Ji Xing. We may not receive any further funds under any of these agreements. Our ability to raise funds may be adversely impacted by worsening economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, potential future bank failures, global geopolitical factors including war or other hostilities, or otherwise. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us, and if we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities, and our stock price may be negatively affected.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes, the 2027 Notes, the RP Multi Tranche Loan Agreement and the RP OM Loan Agreement.

As of June 30, 2024 and December 31, 2023, we had $759.5 million and $617.5 million of debt recorded on the balance sheet comprised of the RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, and the 2026 and 2027 Convertible Notes.

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

Covenants in the RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, the RP CK-586 RPA, the RP Aficamten RPA, the RP OM RPA, and the indentures related to our Convertible Notes restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. Our operations may not provide sufficient cash to meet our debt repayment obligations.

The RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, the RP CK-586 RPA, the RP Aficamten RPA, the RP OM RPA, and the indentures related to the Convertible Notes require that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, the RP CK-586 RPA, the RP Aficamten RPA and the RP OM RPA contain certain covenants applicable to us, including among other things, development and commercialization diligence obligations in connection to aficamten, omecamtiv mecarbil and CK-586 and reporting obligations, which could also restrict our business and operations, particularly in connection to our development and commercialization of aficamten, omecamtiv mecarbil and CK-586.

Our failure to comply with any of the covenants could result in a default under the RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, the RP CK-586 RPA, the RP Aficamten RPA, the RP OM RPA, or the indentures related to the Convertible Notes, which could permit the counterparties to declare all or part of any outstanding borrowings or other payment obligations to be immediately due and payable and/or enforce any outstanding liens against our assets.

We have no rights to repurchase the revenue interests in omecamtiv mecarbil, aficamten or CK-586 (other than, in respect of CK-586 only, in connection with a change of control of Cytokinetics) sold to RPFT or RPI ICAV respectively, thereby limiting our ability to eliminate future applicability of the covenants contained in the RP CK-586 RPA, the RP OM RPA and the RP Aficamten RPA, and although we do have voluntary prepayment rights under the RP Multi Tranche Loan Agreement and the RP OM Loan Agreement, any voluntary prepayment rights under the RP Multi Tranche Loan Agreement will require that we pay RPDF 190% of the principal amount of amounts disbursed to us as tranche 1, tranche 4, tranche 5, tranche 6, and tranche 7 loans and 200% for tranche 2 and tranche 3 loans, thereby making it potentially disadvantageous to voluntarily prepay RPDF prior to the final maturity date applicable to loans outstanding under the RP Multi Tranche Loan Agreement.

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

Finally, should we be unable to comply with our covenants or if we default on any portion of our outstanding borrowings under the RP Multi Tranche Loan Agreement or the RP OM Loan Agreement, in addition to its rights to accelerate and demand for immediate repayment of amounts outstanding under the RP Multi Tranche Loan Agreement, we would be liable for default interest at a rate of 4% over the prime rate.

We may not be entitled to obtain additional loan disbursements under the RP Multi Tranche Loan Agreement.

On January 7, 2022, we announced that we had entered into the RP Multi Tranche Loan Agreement with RPDF, such entity being affiliated with Royalty Pharma International plc. The RP Multi Tranche Loan Agreement makes available to us up to $525.0 million in loans ($75.0 million of which is no longer available to us as a result of conditions not having been satisfied), of which a $50.0 million loan was disbursed to us upon execution of the original RP Multi Tranche Loan Agreement and a $50.0 million loan was disbursed to us upon our entry into an amendment to the RP Multi Tranche Loan Agreement on May 22, 2024. With the positive results of SEQUOIA-HCM, we have satisfied the conditions related to tranche 4 of the RP Multi Tranche Loan Agreement and thus an additional $75 million in loans are currently available to us for disbursement. Tranche 5 of the RP Multi Tranche Loan Agreement would be available to us upon acceptance for filing by FDA of an NDA for aficamten. Tranche 7 of the RP Multi Tranche Loan Agreement would be available to us upon FDA approval of aficamten. Should we not satisfy such condition for tranche 5 by March 31, 2025 or tranche 7 by December 31, 2025, or in the event we fail to meet our obligations or default under the agreement, the actual amount of additional loan disbursements could be substantially less than the maximum amounts available thereunder. For example, as a result of FDA's CRL in response to our NDA for omecamtiv mecarbil, we have not satisfied the conditions for the availability of disbursement of the $50 million tranche 2 and $25 million tranche 3 term loans under the RP Multi Tranche Loan Agreement.

We are subject to counterparty risk under the RP Multi Tranche Loan Agreement

We are subject to counterparty risk in the event that RPDF defaults on its obligations under the RP Multi Tranche Loan Agreement. In such event, we have no recourse against Royalty Pharma International plc or any of its other affiliated or controlled entities, and in the event of an RPDF insolvency, we would have no rights to additional loan disbursements from RPDF.

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

Legal and Compliance Risks

Recently enacted laws, including the Inflation Reduction Act, or IRA, and potential future legislation may increase the difficulty and cost for us to obtain regulatory approval of, and to commercialize our products and to obtain Medicare coverage by 3rd party plans and affect the prices we may obtain upon commercialization.

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

In August 2022, the Inflation Reduction Act, or IRA, was signed into law, which, among other things, includes prescription drug provisions that may impact product pricing including the potential for net price reductions and/or the ability to increase price beyond the level of inflation over the lifecycle of our products, and/or may increase our rebate obligation to Medicare. Provisions include a requirement that the HHS negotiate drug prices for single-source brand-name drugs and biologics that are among the 50 drugs with the highest total Medicare Part D spending. The law establishes a maximum fair price, outlines the process by which the Secretary of HHS will identify drugs for negotiations, and establishes non-compliance penalties for manufacturers. The IRA implements inflation rebates in Medicare when a drug’s Average Manufacturer Price (AMP, in Part D) or Average Sale Price (ASP, in Part B) rises faster than the inflation index (CPI-U). In addition, the Part D drug benefit caps beneficiary spending at $2,000, eliminates the coverage gap for patients, and modifies, beginning in 2025, liabilities for drug manufacturers by replacing the 70% discount in the Coverage gap with a 10% discount in the Initial Coverage phase and a 20% discount in the Catastrophic phase. The IRA may also impact our ability to achieve broad coverage of our products by Medicare Plans as the IRA reduces the government’s and beneficiaries' liability for drug spending while shifting costs to health plans and drug manufacturers. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges.

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

None of our directors or officers entered into or modified any Rule 10b5-1 trading arrangements during the second quarter of 2024.

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.		Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 3, 2023	3.5

3.6	Amended and Restated Bylaws	8-K	000-50633	February 17, 2023	3.1

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Notes due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

10.1+	Employment Offer Letter between Cytokinetics, Incorporated and Sung H. Lee					X

10.2+	Cytokinetics, Incorporated Amended and Restated 2015 Employee Stock Purchase Plan	8-K	000-50633	May 17, 2024	10.1

10.3#	Third Amendment, dated May 22, 2024, to Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and the Company					X

10.4#	Amendment No. 1, dated May 22, 2024, to Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between Royalty Pharma Investments 2019 ICAV and the Company					X

10.5#	2024 Development Funding Loan Agreement, dated May 22, 2024, by and among Royalty Pharma Development Funding, LLC and the Company					X

10.6#	CK-586 Revenue Participation Right Purchase Agreement, dated May 22, 2024, by and between Royalty Pharma Investments 2019 ICAV and the Company	X

10.7#	Common Stock Option and Purchase Agreement, dated May 22, 2024, by and between Royalty Pharma Investments 2019 ICAV and the Company	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)	X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

# Portions of this Exhibit have been omitted because they are immaterial and are of the type of information Cytokinetics treats as private or confidential.

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

Dated: August 9, 2024	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sung H. Lee
Sung H. Lee
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)