Form 10-Q
period 2024-09-30
CYTOKINETICS INC
filed 2024-11-07
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of shares of common stock, $0.001 par value, outstanding as of November 5, 2024: 118,014,240

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and nine months ended September 30, 2024

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
2020 RTW Transactions

The transactions contemplated by the RTW Royalty Purchase Agreement, Corxel Aficamten License Agreement and the Common Stock Purchase Agreements, dated July 14, 2020, by and between Cytokinetics and the RTW Investors

2021 RTW Transactions	The transactions contemplated by the Corxel OM License Agreement and the Common Stock Purchase Agreements, dated December 20, 2021 by and between Cytokinetics and the RTW Investors
2022 RPI Transactions	The transactions contemplated by the RP Multi Tranche Loan Agreement and the RP Aficamten RPA
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

FOREST-HCM	Five-Year, Open-Label, Research Evaluation of Sustained Treatment with Aficamten in HCM
FSRA	fast skeletal regulatory activator
FSTA	fast skeletal muscle troponin activator
Fundamental Change	As defined in the 2027 Indenture
GAAP	Generally Accepted Accounting Principles in the U.S.
GALACTIC-HF	Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation ((EU) 2016/679)
HCM	hypertrophic cardiomyopathy
HFpEF	heart failure with preserved ejection fraction
HFrEF	heart failure with reduced ejection fraction
HFSA	Heart Failure Society of America
HHS	U.S. Department of Health and Human Services
HIPAA	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act
ICER	Institute for Clinical and Economic Review
IND	Investigational New Drug
IRA	Inflation Reduction Act of 2022
IRB	Institutional Review Board
Corxel	Corxel Pharmaceuticals Limited (f/k/a JiXing Pharmaceuticals Limited) and/or its affiliates, including Corxel Pharmaceuticals Hong Kong Limited
Corxel Aficamten License Agreement	License and Collaboration Agreement, dated July 14, 2020, by and between Cytokinetics and Corxel Pharmaceuticals Limited
Corxel Agreements	Corxel Aficamten License Agreement and Corxel OM License Agreement
Corxel OM License Agreement	License and Collaboration Agreement, dated December 20, 2021, by and between Cytokinetics and Corxel Pharmaceuticals Limited
KCCQ	Kansas City Cardiomyopathy Questionnaire
KCCQ-OSS	KCCQ Overall Summary Score
Lenders	Silicon Valley Bank and Oxford Finance LLC

LVEF	left ventricular ejection fraction
LVOT	left ventricular outflow tract
LVOT-G	left ventricular outflow tract gradient
MAA	Marketing Authorization Application
MAPLE-HCM	Metoprolol vs Aficamten in Patients with LVOT Obstruction on Exercise Endpoints Capacity in HCM
Mavacamten Royalty	certain payments on the net sales of products containing the compound mavacamten pursuant to the Research Collaboration Agreement, dated August 24, 2012, between Cytokinetics and MyoKardia, Inc.
NDA	New Drug Application
nHCM	non-obstructive HCM
NOLs	net operating loss carryforward
NYHA	New York Heart Association
oHCM	obstructive HCM
OLE	Open-Label Extension
Ownership Change	As defined in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q, General Risks
Oxford	Oxford Finance LLC
Oyster Point Lease	Lease, dated July 24, 2019, by and between Cytokinetics and KR Oyster Point 1, LLC, as amended
Partial Redemption Limitation	As defined in the 2027 Indenture
PSU	Performance Stock Unit
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands) (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$46,888	$113,024
Short-term investments	964,804	501,800
Accounts receivable	244	1,283
Prepaid expenses and other current assets	6,665	11,944
Total current assets	1,018,601	628,051
Long-term investments	269,168	40,534
Property and equipment, net	64,222	68,748
Operating lease right-of-use assets	76,344	78,987
Other assets	7,725	7,996
Total assets	$1,436,060	$824,316
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,581	$21,507
Accrued liabilities	49,826	42,641
Short-term operating lease liabilities	18,856	17,891
Current portion of long-term debt	11,520	10,080
Derivative liabilities measured at fair value	12,500	—
Other current liabilities	5,529	10,559
Total current liabilities	109,812	102,678
Term loans, net	93,017	58,384
Convertible notes, net	551,481	548,989
Liabilities related to revenue participation right purchase agreements, net	448,509	379,975
Long-term operating lease liabilities	114,752	120,427
Liabilities related to RPI Transactions measured at fair value	132,400	—
Other non-current liabilities	—	186
Total liabilities	1,449,971	1,210,639
Commitments and contingencies
Stockholders' deficit
Preferred stock	—	—
Common stock	118	102
Additional paid-in capital	2,532,328	1,725,823
Accumulated other comprehensive income (loss)	5,387	(10)
Accumulated deficit	(2,551,744)	(2,112,238)
Total stockholders' deficit	(13,911)	(386,323)
Total liabilities and stockholders' deficit	$1,436,060	$824,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Research and development revenues	$463	$378	$1,547	$3,358
Milestone revenues	—	—	—	2,500
Total revenues	463	378	1,547	5,858
Operating expenses:
Research and development	84,612	82,532	245,779	245,147
General and administrative	56,652	40,111	152,976	129,498
Total operating expenses	141,264	122,643	398,755	374,645
Operating loss	(140,801)	(122,265)	(397,208)	(368,787)
Interest expense	(8,928)	(7,136)	(28,763)	(21,142)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(13,370)	(6,860)	(35,155)	(19,462)
Interest and other income, net	17,054	6,839	36,520	20,043
Change in fair value of derivative liabilities	700	—	100	—
Change in fair value of liabilities related to RPI Transactions	(15,200)	—	(15,000)	—
Net loss	$(160,545)	$(129,422)	$(439,506)	$(389,348)
Net loss per share — basic and diluted	$(1.36)	$(1.35)	$(4.00)	$(4.07)
Weighted-average number of shares used in computing net loss per share — basic and diluted	117,685	96,071	109,932	95,666
Other comprehensive (loss) gain:
Unrealized gain on available-for-sale securities, net	6,535	584	5,480	2,716
Foreign currency translation adjustments	(126)	—	(83)	—
Comprehensive loss	$(154,136)	$(128,838)	$(434,109)	$(386,632)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (Deficit) EQUITY

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balance, December 31, 2023	101,637,922	$102	$1,725,823	$(10)	$(2,112,238)	$(386,323)
Exercise of stock options	1,466,359	2	29,530	—	—	29,532
Vesting of restricted stock units	695,140	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(274,256)	—	(18,449)	—	—	(18,449)
Issuance of common stock under at-the-market offering, net of issuance costs	1,237,460	1	93,639	—	—	93,640
Exercise of warrants, net	11,335	—	—	—	—	—
Stock-based compensation	—	—	21,612	—	—	21,612
Other comprehensive loss	—	—	—	(529)	—	(529)
Net loss	—	—	—	—	(135,643)	(135,643)
Balance, March 31, 2024	104,773,960	105	1,852,155	(539)	(2,247,881)	(396,160)
Exercise of stock options	356,281	—	8,007	—	—	8,007
Vesting of restricted stock units	46,034	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	93,857	—	2,678	—	—	2,678
Issuance of common stock in public offering, net of issuance costs	11,274,510	11	563,193	—	—	563,204
Issuance of common stock in private placement, net of issuance costs	980,392	1	49,999	—	—	50,000
Stock-based compensation	—	—	24,622	—	—	24,622
Other comprehensive loss	—	—	—	(483)	—	(483)
Net loss	—	—	—	—	(143,318)	(143,318)
Balance, June 30, 2024	117,525,034	117	2,500,654	(1,022)	(2,391,199)	108,550
Exercise of stock options	362,431	1	6,318		—	6,319
Vesting of restricted stock units	1,154	—	—	—	—	—
Stock-based compensation	—	—	25,356	—	—	25,356
Other comprehensive income	—	—	—	6,409	—	6,409
Net loss	—	—	—	—	(160,545)	(160,545)
Balance, September 30, 2024	117,888,619	$118	$2,532,328	$5,387	$(2,551,744)	$(13,911)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, December 31, 2022	94,833,975	$94	$1,481,590	$(3,590)	$(1,585,994)	$(107,900)
Exercise of stock options	369,298	—	3,547	—	—	3,547
Vesting of restricted stock units	668,835	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(262,829)	—	(10,517)	—	—	(10,517)
Stock-based compensation	—	—	15,194	—	—	15,194
Other comprehensive income	—	—	—	1,945	—	1,945
Net loss	—	—	—	—	(131,289)	(131,289)
Balance, March 31, 2023	95,609,279	94	1,489,814	(1,645)	(1,717,283)	(229,020)
Exercise of stock options	206,605	—	3,286	—	—	3,286
Vesting of restricted stock units	46,989	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	74,937	—	2,401	—	—	2,401
Stock-based compensation	—	—	18,668	—	—	18,668
Other comprehensive income	—	—	—	187	—	187
Net loss	—	—	—	—	(128,637)	(128,637)
Balance, June 30, 2023	95,937,810	94	1,514,169	(1,458)	(1,845,920)	(333,115)
Exercise of stock options	273,149	—	3,124	—	—	3,124
Vesting of restricted stock units	2,454	—	—	—	—	—
Issuance of common stock under at-the-market offering, net of issuance costs	38,431	—	1,312	—	—	1,312
Stock-based compensation	—	—	18,716	—	—	18,716
Other comprehensive income	—	—	—	584	—	584
Net loss	—	—	—	—	(129,422)	(129,422)
Balance, September 30, 2023	96,251,844	$94	$1,537,321	$(874)	$(1,975,342)	$(438,801)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(439,506)	$(389,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	35,233	19,548
Stock-based compensation expense	71,590	52,578
Non-cash lease expense	3,152	2,808
Depreciation of property and equipment	7,148	5,557
Change in fair value of derivative liabilities	(100)	—
Change in fair value of liabilities related to RPI Transactions	15,000	—
Realized gain on investment, net	—	35
Interest receivable and amortization on investments	(24,814)	(10,634)
Non-cash interest expense related to debt	8,027	20,950
Changes in operating assets and liabilities:
Accounts receivable	1,039	(2,352)
Prepaid and other assets	6,006	(6,937)
Accounts payable	(10,388)	(11,194)
Accrued and other liabilities	4,105	(15,026)
Operating lease liabilities	(5,219)	(272)
Other non-current liabilities	(1,593)	(6,009)
Net cash used in operating activities	(330,320)	(340,296)
Cash flows from investing activities:
Purchases of investments	(1,172,291)	(409,096)
Maturities of investments	510,947	726,122
Sales of investments	—	4,977
Purchases of property and equipment	(2,616)	(1,339)
Net cash (used in) provided by investing activities	(663,960)	320,664
Cash flows from financing activities:
Repayment of finance lease liabilities	(696)	(636)
Repayment of term loans	(6,008)	—
Proceeds from RPI Transactions	200,000	50,000
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	93,640	1,312
Proceeds from issuance of common stock related to public offering, net of issuance costs	563,204	—
Proceeds from issuance of common stock related to private placement, net of issuance costs	50,000	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	46,536	12,358
Taxes paid related to net share settlement of equity awards	(18,449)	(10,517)
Net cash provided by financing activities	928,227	52,517
Effect of exchange rate changes on cash	(83)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(66,136)	32,885
Cash, cash equivalents, and restricted cash, beginning of period	113,399	67,182
Cash, cash equivalents, and restricted cash, end of period	$47,263	$100,067
Supplemental cash flow disclosures:
Cash paid for interest	$25,334	$9,978
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$509	$—
Amounts unpaid for purchases of property and equipment	$462	$—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $2.6 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $439.5 million and net cash used in operating activities of $330.3 million for the nine months ended September 30, 2024. Cash, cash equivalents, and investments increased to $1.3 billion as of September 30, 2024 from $0.7 billion as of December 31, 2023. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission.

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

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	September 30, 2024	September 30, 2023
Options to purchase common stock	10,566	12,163
Warrants to purchase common stock	—	13
Restricted stock and performance units	1,998	1,401
Shares issuable related to the ESPP	45	64
Shares issuable upon conversion of 2026 Notes	2,003	2,003
Shares issuable upon conversion of 2027 Notes	10,572	10,572
Total shares	25,184	26,216

Note 3 — Research and Development Arrangements

Corxel Omecamtiv Mecarbil License and Collaboration Agreement

On December 20, 2021, we entered into the Corxel OM License Agreement, pursuant to which we granted to Corxel (f/k/a Ji Xing) an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Corxel OM License Agreement, we received a $50.0 million nonrefundable payment from Corxel comprised of a $40.0 million payment as consideration for the rights granted by us to Corxel and $10.0 million attributable to our having submitted to FDA an NDA for omecamtiv mecarbil. We may be eligible to receive from Corxel additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in China and Taiwan in connection to omecamtiv mecarbil. In addition, Corxel will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Corxel OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

In addition to the Corxel OM License Agreement, we entered into common stock purchase agreements with each of the RTW Investors, pursuant to which we sold and issued an aggregate of 0.5 million shares of our common stock at a price per share of $39.125 and an aggregate purchase price of $20.0 million. The closing of the transaction occurred on December 31, 2021.

Corxel Aficamten License and Collaboration Agreement

On July 14, 2020, we entered into the Corxel Aficamten License Agreement, pursuant to which we granted to Corxel (f/k/a Ji Xing) an exclusive license to develop and commercialize aficamten in China and Taiwan. Under the terms of the Corxel Aficamten License Agreement, we received from Corxel a nonrefundable upfront payment of $25.0 million. Under the terms of the Corxel Aficamten License Agreement, we may be eligible to receive from Corxel milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in the field of oHCM, and/or nHCM and other indications. To date, neither Corxel nor we are engaged in the development of aficamten in any indications other than oHCM and nHCM. The total maximum future development and commercial milestone payments achievable for development and commercial milestone events in the field of oHCM and nHCM are $160.0 million, of which we have already earned and received $10.0 million. Corxel will pay us tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Corxel Aficamten License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

Accounting for the Corxel License and Collaboration Agreements

We assessed the arrangements of the Corxel OM License Agreement and the Corxel Aficamten License Agreement in accordance with ASC 606 and concluded that there is one performance obligation relating to the license of functional intellectual property for each agreement. The performance obligation was satisfied, and we recognized the residual allocation of arrangement consideration as revenue of $54.9 million in 2021 for the Corxel OM License Agreement and $36.5 million in 2020 for the Corxel Aficamten License Agreement. Due to the nature of development, including the inherent risk of development and approval by regulatory authorities, we are unable to estimate if and when the development milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be fully constrained and exclude the milestone payments from the initial transaction price.

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

We recognized a $2.5 million milestone from Corxel during the first quarter of 2023 for the initiation of a phase 3 clinical trial for aficamten in nHCM which was collected in the fourth quarter of 2023.

Research and development revenue from Corxel was $0.5 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $1.5 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively, related to certain development cost reimbursements.

We had accounts receivable from Corxel of $0.2 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively.

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

We had no research and development revenue from Astellas for the three and nine months ended September 30, 2024. Research and development revenue from Astellas was $2.7 million for the nine months ended September 30, 2023.

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

Fair Value of Financial Assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		September 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$37,255	$—	$—	$37,255
U.S. Treasury securities	Level 1	376,587	2,300	(2)	378,885
U.S. Government agency securities	Level 2	165,174	773	(6)	165,941
Commercial paper	Level 2	383,810	969	(31)	384,748
Corporate obligations	Level 2	305,909	1,514	(26)	307,397
		$1,268,735	$5,556	$(65)	$1,274,226

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$77,429	$—	$—	$77,429
U.S. Treasury securities	Level 1	34,625	13	(15)	34,623
U.S. Government agency securities	Level 2	175,301	87	(133)	175,255
Commercial paper	Level 2	252,956	156	(59)	253,053
Corporate obligations	Level 2	92,384	103	(142)	92,345
		$632,695	$359	$(349)	$632,705

No credit losses on debt securities were recognized during the nine months ended September 30, 2024 or 2023. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The unrealized losses as of September 30, 2024 are attributed to market interest rate changes and are not attributed to credit. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

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

Note 5 — Balance Sheet Components

A reconciliation of cash, cash equivalents, and restricted cash reported in the accompanying condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows was as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$46,888	$113,024
Restricted cash	375	375
Total cash, cash equivalents, and restricted cash as reported within our consolidated statement of cash flows	$47,263	$113,399

As of September 30, 2024, our restricted cash balance of $0.4 million is used to collateralize letters of credit.

Accrued liabilities were as follows (in thousands):

	September 30, 2024	December 31, 2023
Accrued liabilities:
Clinical and preclinical costs	$11,257	$5,880
Compensation related	27,884	29,255
Other accrued expenses	10,685	7,506
Total accrued liabilities	$49,826	$42,641

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

Liabilities Related to RPI Transactions Measured at Fair Value

As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, we elected the fair value option for recognizing the liabilities related to the 2024 RP OM Loan Agreement and the RP CK-586 RPA. The fair value option was elected because these liabilities included embedded derivatives which would have otherwise required separate recognition and measurement. The Company elected the fair value option as it is believed to more practical for each liability as a single unit of account at fair value. Under the fair value option, debt issuance costs are expensed as incurred and the Company is required to record the fair value option elected arrangements at their fair value on the date of issuance and at each balance sheet thereafter. Changes in the estimated fair value of the arrangements are recognized as changes in fair value of liabilities related to RPI Transactions in the condensed consolidated statement of operations and comprehensive loss.

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

The following table demonstrates the future minimum payments for our RP OM Loan under Scenario 3, based on 227.5% of the principal amount with repayment expected to start in 2028 as defined above, as of September 30, 2024 (in thousands):

Years ending December 31:
2024 remainder	$—
2025	—
2026	—
2027	—
2028	20,682
Thereafter	206,818
Future minimum payments	$227,500

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

Accounting for RPI Transactions Measured at Fair Value

The fair values of the liabilities for the RP OM Loan Agreement and CK-586 RPA are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 11% to 17% as of September 30, 2024), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the omecamtiv mecarbil or CK-586 programs could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

For the three and nine months ended September 30, 2024, the Company recorded a loss of $15.2 million and $15.0 million, respectively, associated with the change in fair value of the liabilities related to 2024 RP OM Loan Agreement and the CK-586 RPA. The change in the fair value has been recognized in the statement of operations and comprehensive loss.

The following table summarizes the changes of the fair value of the CK-586 RPA and RP OM Loan (in thousands):

	2024
	CK-586 RPA	RP OM Loan
Beginning balance, May 22	$12,700	$104,700
Change in fair value	—	(200)
Ending balance, June 30	12,700	104,500
Change in fair value	1,100	14,100
Ending balance, September 30	$13,800	$118,600

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 24.4% as of September 30, 2024 and 18.0% as of September 30, 2023.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% as of September 30, 2024 and 2.9% as of September 30, 2023.

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

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions. Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	RP Aficamten Liability		RP OM Liability
	2024	2023	2024	2023
Beginning balance, January 1	$180,591	$105,117	$199,384	$195,384
Interest accretion	10,239	5,363	(21)	917
Amortization of issuance costs	—	—	26	33
Ending balance, March 31	190,830	110,480	199,389	196,334
Modification in the 2024 RPI Transactions	33,300	—	—	—
Interest accretion	11,525	4,903	42	1,419
Amortization of issuance costs	—	—	26	27
Ending balance, June 30	235,655	115,383	199,457	197,780
Additional consideration	—	50,000	—	—
Interest accretion	13,328	5,415	42	1,445
Amortization of issuance costs	—	—	27	26
Ending balance, September 30	$248,983	$170,798	$199,526	$199,251

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

As a result of our receipt of a CRL on February 28, 2023, in connection to our NDA for omecamtiv mecarbil, we have not satisfied, and cannot satisfy in the future, the conditions to the availability of the tranche 2 and tranche 3 loans under the RP Multi Tranche Loan Agreement.

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

Future minimum payments under the existing borrowing under Tranche 1 and Tranche 6 of RP Multi Tranche Loan are (in thousands):

Years ending December 31:	Tranche 1 Term Loan	Tranche 6 Term Loan
2024 remainder	$2,880	$—
2025	11,520	—
2026	11,520	8,640
2027	11,520	11,520
2028	11,520	11,520
Thereafter	37,440	63,320
Future minimum payments	86,400	95,000
Less: Unamortized interest and loan costs	(25,285)	(51,578)
Term Loan, net	$61,115	$43,422

The weighted-average effective rate of interest on the Tranche 1 and Tranche 6 term loans was approximately 11.7% as of September 30, 2024.

As of September 30, 2024, the estimated fair value of the Tranche 1 and Tranche 6 term loans was $55.6 million and $48.7 million, respectively. The fair value was estimated based on Level 3 inputs.

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

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 11% to 13% as of September 30, 2024) and other factors.

For the three and nine months ended September 30, 2024, the Company recorded a gain of $0.7 million and $0.1 million, respectively, associated with the change in fair value of the derivative liabilities. The amounts have been recorded as other expense in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the changes of the fair value of the derivative liabilities for the RP Multi Tranche Loan Agreement (in thousands):

2024
RP Multi Tranche Loan Agreement Derivatives
Beginning balance, May 22	$12,600
Change in fair value	600
Ending balance, June 30	13,200
Change in fair value	(700)
Ending balance, September 30	$12,500

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

Note 7 — Debt

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As of September 30, 2024, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding.

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

Holders of the 2027 Notes have the option to convert their convertible notes only in the following circumstances: (i) if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a 30-day period starting from the last trading day of the preceding quarter after September 30, 2022; (ii) within 5 consecutive business days following any 10 consecutive trading day period if the trading price per $1,000 principal amount of 2027 Notes during such period falls below 98% of the product of the last reported sale price per share of our common stock and the conversion rate; (iii) upon certain corporate events or distributions on our common stock outlined in the 2027 Indenture; (iv) upon our call for redemption of the 2027 Notes; and (v) from March 1, 2027, until the scheduled trading day immediately preceding the maturity date. Circumstance (i) defined above was not triggered upon the calculation completed for October 1, 2024. Consequently the 2027 Notes are not redeemable at the option of the holders for the third quarter of 2024. This calculation will continue to be re-evaluated on a quarterly basis.

We may not redeem the 2027 Notes at our option at any time before July 7, 2025. The 2027 Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the 2027 Indenture)), at our option at any time, and from time to time, on or after July 7, 2025.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Contractual interest expense	$211	$211	$633	$633
Amortization of debt issuance costs	29	29	84	79
Total interest expense recognized	$240	$240	$717	$712

The effective interest rate of the 2026 Notes was 4.6% as of September 30, 2024 and 2023. As of September 30, 2024, the unamortized debt issuance cost for the 2026 Notes was $0.3 million and will be amortized over approximately 2.2 years. The 2026 Notes are convertible at September 30, 2024 at the option of the holder.

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Contractual interest expense	$4,725	$4,726	$14,175	$14,175
Amortization of debt issuance costs	851	817	2,406	2,248
Total interest expense recognized	$5,576	$5,543	$16,581	$16,423

The effective interest rate of the 2027 Notes was 4.2% as of September 30, 2024 and 2023. As of September 30, 2024, the unamortized debt issuance cost for the 2027 Notes was $9.4 million and will be amortized over approximately 2.8 years. During the nine months ended September 30, 2024, the conditions allowing holders of the 2027 Notes to convert were not met. As a result, the 2027 Notes are not convertible as of September 30, 2024.

Future minimum payments under the 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2027 Notes	2026 Notes	Total
2024 remainder	$—	$423	$423
2025	18,900	845	19,745
2026	18,900	21,978	40,878
2027	558,900	—	558,900
Future minimum payments	596,700	23,246	619,946
Less: Interest	(56,700)	(2,113)	(58,813)
Convertible notes, principal amount	540,000	21,133	561,133
Less: Unamortized debt issuance costs on the convertible notes	(9,392)	(260)	(9,652)
Net carrying amount of the convertible notes	$530,608	$20,873	$551,481

As of September 30, 2024, the estimated fair value of the 2027 Notes and 2026 Notes was $699.0 million and $106.8 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

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

Our annual grant of stock-based compensation takes place during the first quarter of each year. Our stock options and restricted stock units granted for the first quarter of 2024 was as follows:

	Grants	Weighted Average Grant Date Fair Value per Share
Stock options	932,778	$64.54
Restricted stock units	1,037,398	$63.77

As of September 30, 2024, the total authorized shares under the 2004 Plan available for grant was 5.0 million.

Total stock-based compensation expense was recorded in the condensed consolidated statements of operations and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Research and development	$11,417	$8,240	$31,520	$22,888
General and administrative	13,939	10,476	40,070	29,690
	$25,356	$18,716	$71,590	$52,578

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

In 2023, we issued 5,016,170 shares of our common stock for net proceeds of $164.2 million under the Amended ATM Facility. There was no Amended ATM Facility activity during the three months ended September 30, 2024. We issued 1,237,460 shares of our common stock for net proceeds of $93.6 million under the Amended ATM Facility for the nine months ended September 30, 2024.

Performance Stock Units

During the first, second, and third quarter of 2024, the Compensation Committee granted a total of 359,992, 80,573, and 14,603 performance stock units ("PSUs"), respectively, to certain employees with a grant date fair value ranging from $48.51 to $63.75 per unit. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSU awards are subject to two performance goals and will be earned as to up to 50% of the number of shares subject to the PSU award upon the certification by the Compensation and Talent Committee of the Company’s Board of Directors (the “Compensation Committee”) that the Company has achieved the first performance goal and as to up to 50% of the number of shares subject to the PSU award upon the certification by the Compensation Committee that the Company has achieved the second performance goal, in each case vesting as to 50% of the earned shares on applicable Compensation Committee certification date and as to 50% of the earned shares following the one-year anniversary of the applicable Compensation Committee certification date.

During the three and nine months ended September 30, 2024, the Company recognized expense of $2.5 million and $5.1 million, respectively, for the PSUs. As of September 30, 2024, there was $8.8 million of unamortized stock-based compensation related to the portion of PSUs vesting that is deemed probable. The Company will assess the probability of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

Note 9 — Commitments and Contingencies

Operating Leases

In July 2019, we entered into the Oyster Point Lease of office and laboratory space at a facility located in South San Francisco, California, and we entered into amendments to the Oyster Point Lease in 2020, 2021, 2022, 2023, and 2024. The Oyster Point Lease commenced on March 31, 2021 and has an expiration date of October 31, 2033.

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

These statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document. Such statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our research and development activities related to muscle contractility include our cardiac muscle contractility program and our skeletal muscle contractility program. We also conduct research and development on novel treatments for disorders involving muscle function beyond muscle contractility.

Our research and development expenses for the three months ended September 30, 2024 and 2023 were $84.6 million and $82.5 million, respectively, and $245.8 million and $245.1 million for the nine months ended September 30, 2024 and 2023, respectively.

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

HCM is the most common monogenic inherited cardiovascular disorder, with approximately 280,000 patients diagnosed in the U.S. However, there are an estimated 400,000-800,000 additional patients who remain undiagnosed, a rate that is growing at the same rate as the population. Two-thirds of patients with HCM have obstructive HCM (oHCM), in which the thickening of the cardiac muscle leads to left ventricular outflow tract (LVOT) obstruction, while one-third have non-obstructive HCM (nHCM), in which blood flow isn’t impacted, but the heart muscle is still thickened. HCM is fairly evenly split across gender and while patients are typically diagnosed in their early 40s, the average age of an oHCM patient is in the early 60s. People with HCM are at high risk of also developing cardiovascular complications, including atrial fibrillation, stroke and mitral valve disease. People with HCM are at risk for potentially fatal ventricular arrhythmias and it is one of the leading causes of sudden cardiac death in younger people or athletes. A subset of patients with HCM are at high risk of progressive disease leading to dilated cardiomyopathy and heart failure necessitating cardiac transplantation.

FDA has granted aficamten orphan drug designation for the treatment of symptomatic HCM and Breakthrough Therapy Designation for the treatment of oHCM.

Following the positive results of SEQUOIA-HCM (detailed discussion of the results below), our Phase 3 pivotal clinical trial of aficamten in patients with symptomatic oHCM, we recently submitted an NDA for aficamten for the treatment of oHCM and are awaiting acceptance of our filing by the FDA. In addition to the inherent uncertainty of obtaining regulatory approval of a pharmaceutical product, the commercial success of aficamten will be highly dependent on aficamten’s differentiation from the first-in-class cardiac sarcomere inhibitor, Camzyos®, which is being commercialized by Bristol-Myer Squibb for the treatment of oHCM. Camzyos® was approved by FDA with a comprehensive and mandatory risk evaluation and mitigation strategy (REMS), including all or many of the elements to assure safe use (ETASU) that are contemplated in Section 505-1(f)(3) of the U.S. Food, Drug & Cosmetics Act. Our proposed NDA as submitted to FDA contained a distinct risk mitigation approach specific to aficamten. We believe that the commercial prospects of aficamten will be highly dependent on whether FDA approves aficamten with a label and/or post-marketing conditions that are less onerous to prescribers and patients than the ETASU REMS applicable to Camzyos®.

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

On September 1, 2024, we announced that additional data from SEQUOIA-HCM were presented at the European Society of Cardiology Congress 2024, including (i) data from the cardiac magnetic resonance (CMR) sub-study in SEQUOIA-HCM, (ii) data from an analysis of the impact of treatment with aficamten on echocardiographic cardiac structure and function from SEQUOIA-HCM., (iii) the results from a pre-specified secondary analysis from SEQUOIA-HCM related to NT-proBNP and high sensitivity cardiac troponin (hs-cTnI), cardiac biomarkers indicative of cardiac wall stress and myocardial injury, and (iv) a presentation of the results from an analysis of the effect of treatment with aficamten on patient symptom burden, including the Kansas City Cardiomyopathy Questionnaire Overall Summary Score (KCCQ-OSS) and the Seattle Angina Questionnaire Summary Score (SAQ-SS) from SEQUOIA-HCM.

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

Patient enrollment in MAPLE-HCM has been completed.

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

ACACIA-HCM continues to enroll patients.

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

On September 1, 2024, we announced that data from an integrated safety analysis of aficamten across the REDWOOD-HCM, SEQUOIA-HCM and FOREST-HCM trials and an additional analysis related to the withdrawal of standard of care (SoC) medications in patients with obstructive HCM in FOREST-HCM were presented at the European Society of Cardiology Congress 2024.

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

CEDAR-HCM continues to enroll patients

Phase 1 Study of Aficamten in Healthy Japanese Participants

On June 17, 2024, we announced that the first participants have been dosed in a Phase 1 study evaluating the pharmacokinetics, safety and tolerability of aficamten in healthy Japanese and Caucasian participants. The primary objective of this Phase 1 double-blind, randomized, placebo-controlled study is to evaluate the pharmacokinetics of aficamten following administration of single ascending doses and multiple doses in 70 healthy Japanese and Caucasian participants. The secondary objective is to evaluate the safety and tolerability of aficamten in healthy Japanese and Caucasian participants. The study will enroll four cohorts, including three single-ascending cohorts and one multiple dose cohort. Cohorts 1, 2 and 3 will enroll 10 Japanese participants and 10 Caucasian participants each, randomized on an 8:2 basis to receive single-ascending doses of aficamten (5 mg, 10 mg and 20 mg, respectively) or placebo. Enrollment of Cohort 2 and Cohort 3 will commence upon evaluation of the safety of the preceding Cohort. Following the completion of the single ascending dose cohorts, Cohort 4 will enroll 10 healthy Japanese participants randomized on an 8:2 basis to receive single doses of aficamten (5 mg) or placebo, once daily for 14 days.

Corxel/Ji Xing Collaboration for Greater China

On July 14, 2020, we entered into the Corxel Aficamten License Agreement, pursuant to which we granted to Corxel (f/k/a Ji Xing) an exclusive license to develop and commercialize aficamten in China and Taiwan. Under the terms of the Corxel Aficamten License Agreement, we may be eligible to receive from Corxel milestone payments totaling up to an additional $150 million for the achievement of certain development and commercial milestone events in connection to aficamten in the field of oHCM, and/or nHCM. In addition, Corxel will pay us tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Corxel Aficamten License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

Corxel has recently announced that the Center for Drug Evaluation of the National Medical Products Administration of the People’s Republic of China had accepted the submission of the NDA for aficamten for the treatment of oHCM.

Royalty Pharma Revenue Interest

On January 7, 2022, we entered into the RP Aficamten RPA, with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees.

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

GALACTIC-HF

GALACTIC-HF was a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which was conducted by Amgen in collaboration with Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial was to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF was conducted under an SPA with the FDA. GALACTIC-HF completed enrollment in mid-2019, having enrolled 8,256 symptomatic chronic heart failure patients with reduced ejection fraction in over 1,000 sites in 35 countries who were either currently hospitalized for a primary reason of heart failure or had had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. Patients were randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint was a composite of time to cardiovascular death or first heart failure event, whichever occurs first, with heart failure event defined as hospitalization, emergency room visit, or urgent unscheduled clinic visit for heart failure. Secondary endpoints included time to cardiovascular death; patient reported outcomes as measured by the KCCQ Total Symptom Score; time to first heart failure hospitalization; and time to all-cause death.

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

Based on the results of GALACTIC-HF, we submitted an NDA with the FDA and an MAA with the EMA. On February 28, 2023, we announced that we received a CRL from the FDA’s Division of Cardiology and Nephrology regarding our NDA for omecamtiv mecarbil for the treatment of HFrEF. According to the CRL, GALACTIC-HF is not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, in lieu of evidence from at least two adequate and well-controlled clinical investigations. In addition, FDA stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks. FDA’s decision to issue a CRL followed an FDA Cardiovascular and Renal Drugs Advisory Committee’s vote of 8 to 3 in December 2022 that the benefits of omecamtiv mecarbil do not outweigh its risks for the treatment of HFrEF. On May 7, 2024, we informed the Committee for Medicinal Products for Human Use ("CHMP") of the EMA of our decision to voluntarily withdraw our MAA for omecamtiv mecarbil. The withdrawal follows feedback the Company received from CHMP that the committee will not be able to conclude that the benefits of omecamtiv mecarbil outweigh the risks associated with the drug on the basis of the results from GALACTIC-HF alone.

COMET-HF Informed by Results from Patient Subgroup in GALACTIC-HF

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

Based on these promising subgroup analyses from GALACTIC-HF and the high unmet need in patients with heart failure with severely reduced ejection fraction, we decided to continue the development program for omecamtiv mecarbil and to conduct a confirmatory study in a patient population similar to the approximately 4,000 prespecified subgroup of patients with an LVEF <28% in GALACTIC-HF. Accordingly, on October 16, 2024, we announced the design of COMET-HF (Confirmation of Omecamtiv Mecarbil EfficacyTrial in Heart Failure), a Phase 3 multi-center, double-blind, randomized, placebo-controlled trial to assess the efficacy and safety of omecamtiv mecarbil in patients with symptomatic HFrEF) with severely reduced ejection fraction. The primary endpoint of COMET-HF is the time to first event in the primary composite endpoint of cardiovascular death, first heart failure event, left ventricular assist device (LVAD) implantation or cardiac transplantation, or stroke. COMET-HF is expected to enroll approximately 1,800 patients randomized on a 1:1 basis to receive omecamtiv mecarbil or placebo for up to 48 weeks. Patients randomized to omecamtiv mecarbil will undergo dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil during a run-in period after initiation of treatment. Patients will continue to receive omecamtiv mecarbil or placebo twice daily until approximately 850 primary composite endpoint events have occurred. Patient enrollment in COMET-HF is expected to commence in the fourth quarter of 2024.

Corxel/Ji Xing Collaboration for Greater China

On December 20, 2021, we entered into the Corxel OM License Agreement, pursuant to which we granted to Corxel (f/k/a Ji Xing) an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Corxel OM License Agreement, we may be eligible to receive from Corxel additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in China and Taiwan in connection to omecamtiv mecarbil. In addition, Corxel will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Corxel OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

In November 2022, our partner, Corxel announced that the Center for Drug Evaluation of the National Medical Products Administration of the People’s Republic of China had accepted the submission of the NDA for omecamtiv mecarbil for the treatment of HFrEF. Subsequently, Corxel submitted a request for voluntary withdrawal of the NDA for omecamtiv mecarbil to the Center for Drug Evaluation of the National Medical Products Administration of the People’s Republic of China, subject to potential re-submission upon receipt of favorable feedback from EMA or FDA with regard to potential drug approval for omecamtiv mecarbil in the EU or US, respectively.

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

CK-586

CK-586 is a novel, selective, oral, small molecule cardiac myosin inhibitor designed to reduce the hypercontractility associated with heart failure with preserved ejection fraction, or HFpEF. Approximately half of the estimated 6.7 million patients in the United States with heart failure have HFpEF, and the prevalence of HFpEF is increasing. A subset of HFpEF patients with hypercontractility, ventricular hypertrophy, elevated biomarkers and symptoms of heart failure may benefit from treatment with a cardiac sarcomere inhibitor. Approximately 75% of patients with HFpEF will die within five years of initial hospitalization, and 84% will be rehospitalized. Despite broad use of standard treatments and advances in care, the prognosis for patients with heart failure is poor.

In preclinical models, CK-586 reduced cardiac hypercontractility by decreasing the number of active myosin cross-bridges during cardiac contraction thereby reducing the contractile force, without effect on calcium transients. CK-586 selectively inhibits the ATPase of intact cardiac myosin but does not inhibit the ATPase of subfragment-1 of myosin (S1) as does aficamten, a cardiac myosin inhibitor also developed by the Company. Unlike aficamten, the inhibitory effect of CK-586 requires the presence of the regulatory light chain (RLC) of myosin in the context of the intact myosin dimer (heavy meromyosin or HMM). In preclinical models, CK-586 reduced cardiac hypercontractility by decreasing the number of active myosin cross-bridges during cardiac contraction thereby reducing the contractile force, without effect on calcium transients. In engineered human HCM heart tissues, CK-586 demonstrated a shallow force-concentration response and improved lusitropy. Lending support for investigating this mechanism of action in HFpEF, a subset of patients with HFpEF resemble patients with non-obstructive hypertrophic cardiomyopathy (HCM) in that those patients have higher ejection fractions, thickened walls of their heart, elevated biomarkers, and symptoms of heart failure. Data from a Phase 2 clinical trial of aficamten in patients with non-obstructive HCM show that aficamten was well tolerated, improved patient reported outcomes (Kansas City Cardiomyopathy Questionnaire (KCCQ) and New York Heart Association (NYHA) Functional Class) and biomarkers, measures that are also relevant to HFpEF.

Phase 1 Trial Results

We conducted a Phase 1 double-blind randomized, placebo-controlled, multi-part single and multiple ascending dose clinical study with the goal of evaluating the safety, tolerability and PK of CK-586 when administered orally as single or multiple doses to healthy participants. The primary objective of this Phase 1 double-blind randomized, placebo-controlled, single and multiple ascending dose clinical study was to evaluate the safety, tolerability and PK of CK-586 when administered orally to healthy participants. The study design included seven single ascending dose cohorts (10 mg to 600 mg) comprised of 10 participants each, and two multiple-dose cohorts (100 and 200 mg once daily) comprised of 10 participants each. This study data demonstrated that CK-586 was safe and well tolerated in healthy participants. No serious adverse events were observed and the stopping criteria for the study were not met. The half-life of CK-586 was observed to be in the range of 14 to 17 hours. CK-586 demonstrated dose-linearity without a change in half-life over a wide range of exposures, with a steady-state appearing evident within seven days of dosing. Left ventricular ejection fraction (LVEF) and left ventricular fractional shortening (LVFS) decreased from baseline in an exposure-dependent manner, and the pharmacokinetic/pharmacodynamic (PK/PD) relationship appeared shallow and predictable (Figure 1). At the highest single dose of 600 mg, the mean decrease in LVEF was <5%. These results demonstrate pharmacologic properties that may enable once-daily fixed-dose administration in the future.

AMBER-HFpEF

On October 16, 2024, we announced the design of AMBER-HFpEF (Assessment of CK-586 in a Multi-Center, Blinded Evaluation of Safety and Tolerability Results in HFpEF), a Phase 2 randomized, placebo-controlled, double-blind, multi-center, dose-finding clinical trial in patients with symptomatic HFpEF with left ventricular ejection fraction (LVEF) ≥ 60%. The primary objective is to evaluate the safety and tolerability profile of CK-586 compared to placebo. The secondary objectives include assessing the effect of CK-586 on LVEF and NT-proBNP, its pharmacokinetics, and its pharmacokinetic/pharmacodynamic relationship. Cytokinetics expects to commence patient enrollment in AMBER-HFpEF in the fourth quarter of 2024.

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

We believe that our skeletal sarcomere activators may lead to new therapeutic options for diseases and medical conditions associated with neuromuscular dysfunction and potentially also conditions associated with aging and muscle weakness and wasting. The clinical effects of muscle weakness and wasting, fatigue and loss of mobility can range from decreased quality of life to, in some instances, life-threatening complications. By directly improving skeletal muscle function, a small molecule activator of the skeletal sarcomere potentially could enhance functional performance and quality of life in patients suffering from diseases or medical conditions associated with skeletal muscle weakness or wasting.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to our critical accounting policies and significant estimates in the nine months ended September 30, 2024, except for the following:

Fair Value of 2024 RPI transactions

In May 2024, the Company entered into 2024 RPI transactions including the 2024 RP OM Loan Agreement, the RP CK-586 RPA, the RP Stock Purchase Agreement, the 2022 RP Multi Tranche Loan Agreement Amendment and the RP Aficamten RPA Amendment. As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company elected the fair value option for recognition of the liabilities related to 2024 RP OM Loan Agreement and the RP CK-586 RPA. In accordance with ASC 825, the Company records the liabilities at fair value and remeasures the liabilities at fair value each reporting period with changes in fair value associated with non-credit components are recognized in Other income (expense), net, while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss. The fair value of the liabilities is based on significant unobservable inputs, including the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, discount rates and other estimates, which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective. As of September 30, 2024, the discount rates that we used in the measurement of the 2024 RP OM Loan Agreement and the RP CK-586 RPA decreased compared to June 30, 2024, which resulted in an increase in the estimated fair value of the liabilities and the recognition of a loss on the change in the fair value of liabilities related to RPI transactions in our condensed consolidated statement of operations of approximately $15.0 million for the three months ended September 30, 2024. See Note 6 — Agreements with Royalty Pharma for further detail.

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

Results of Operations

Revenues

Our revenues since inception were primarily from our strategic alliances. We have not generated any revenue from commercial product sales to date. The earliest we might reasonably expect to commence commercial sales and obtain revenues is in 2025 following the submission of our U.S. NDA to FDA in September 2024.

Revenues for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	Increase	September 30, 2024	September 30, 2023	Decrease
Research and development revenues	$463	$378	$85	$1,547	$3,358	$(1,811)
Milestone revenues	—	—	—	—	2,500	(2,500)
Total revenues	$463	$378	$85	$1,547	$5,858	$(4,311)

Research and development revenues for the three and nine months ended September 30, 2024 were from Corxel under the Corxel Aficamten License Agreement, and for the nine months ended September 30, 2023, research and development revenues were primarily from Astellas for reimbursements under the Astellas FSRA Agreement. Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which was incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. On March 31, 2023, we announced that we would be discontinuing COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, and COURAGE-ALS OLE. As of December 31, 2023 we billed and collected the maximum contribution of $12.0 million from Astellas, and no further revenue is expected under this arrangement.

Milestone revenues for the nine months ended September 30, 2023, consisted of a milestone recognized from Corxel for the initiation of our Phase 3 clinical trial of aficamten in nHCM.

Research and Development Expenses

We incur research and development expenses associated with both partnered and our own research activities, which we finance from our own cash-on-hand, financing arrangements with third parties, and reimbursement from our collaboration partners

Research and development expenses related to any development we elect to fund consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and manufacturing, facilities costs and depreciation of equipment.

Research and development expenses for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	Increase	September 30, 2024	September 30, 2023	Increase
Total research and development expenses	$84,612	$82,532	$2,080	$245,779	$245,147	$632

Research and development expenses for the three months ended September 30, 2024 increased by $2.1 million compared to the three months ended September 30, 2023 primarily driven by higher personnel related expenses to progress our pipeline partially offset by the completion of clinical trials in 2023. Research and development expenses for the nine months ended September 30, 2024 increased by $0.6 million compared to the nine months ended September 30, 2023 primarily due to to the timing of clinical trial activities partially offset by higher personnel related expenses.

We continue to develop aficamten to treat both oHCM and nHCM in three additional clinical trials, as follows: (i) MAPLE-HCM is our Phase 3 clinical trial of aficamten as a monotherapy for patients with oHCM, (ii) ACACIA-HCM is a Phase 3 clinical trial for patients with symptomatic nHCM, and (iii) CEDAR-HCM, our placebo-controlled and open-label extension clinical trial to evaluate the efficacy, pharmacokinetics (PK) and safety of aficamten in a pediatric population with symptomatic oHCM. Additionally, we have FOREST-HCM which is an open label extension study designed to assess the long term safety and tolerability of aficamten in patients with symptomatic oHCM.

We recently announced the design of COMET-HF, a Phase 3 clinical of omecamtiv mecarbil in patients with symptomatic HFrEF with severely reduced ejection fraction, in which patient enrollment is expected to commence in the fourth quarter of 2024. Expenses related to the conduct of COMET-HF have been financed in part by proceeds from the RP OM Loan Agreement, pursuant to which we received $100 million in long-term debt financing.

We also recently announced the design of AMBER-HFpEF, a Phase 2 clinical trial of CK-586 in patients with symptomatic HFpEF, in which patient enrollment is expected to commence in the fourth quarter of 2024. Expenses related to the conduct of AMBER-HFpEF have been financed in part by $50 million in sale proceeds from the RP CK-586 RPA. If the results of AMBER-HFpEF are supportive of continuing the development of CK-586 and commencing a Phase 3 clinical trial, we expect to finance 50% of the continued development of CK-586 up to $150 million, subject to Royalty Pharma’s opt-in to acquire an additional 3.5% revenue interest in our or our licensee’s future worldwide net sales of CK-586.

We expect that research and development expenses will increase in 2025 relative to 2024 due to ongoing clinical trials of aficamten, COMET in HFrEF, AMBER HFpEF, manufacturing of drug product and raw materials for aficamten to enable a potential commercial launch and employee related costs.

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

General and administrative expenses by program for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	Increase	September 30, 2024	September 30, 2023	Increase
Total general and administrative expenses	$56,652	$40,111	$16,541	$152,976	$129,498	$23,478

General and administrative expenses for the three and nine months ended September 30, 2024 increased by $16.5 million and $23.5 million from the three and nine months ended September 30, 2023, respectively, primarily due to investments in commercial readiness and employee related expenses, including stock based compensation.

We expect that general and administrative expenses will increase in 2025. We have submitted an NDA to FDA for aficamten for the treatment of oHCM. Accordingly, we will be incurring additional expenses for commercial readiness activities, including, but not limited to, the hiring and training of a field sales force, the implementation of compliance systems, and sales and marketing expenses. In addition, we expect to submit an MAA to EMA for aficamten for the treatment of oHCM in the fourth quarter of 2024, and therefore, we will be incurring similar expenses for commercial readiness activities in Europe but with additional expenses for the establishment of a corporate infrastructure to enable commercialization activities in key European markets

Interest Expense

Interest expense for the three and nine months ended September 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	Increase	September 30, 2024	September 30, 2023	Increase
Term loans	$3,065	$1,296	$1,769	$6,574	$3,815	$2,759
2026 Notes	240	240	—	717	712	5
2027 Notes	5,576	5,543	33	16,581	16,423	158
Other	47	57	(10)	4,891	192	4,699
Total interest expense	$8,928	$7,136	$1,792	$28,763	$21,142	$7,621

The components of interest expense are consistent period over period with no significant fluctuations for the three and nine months ended September 30, 2024 and 2023. Term loan interest expense increased due to drawing on Tranche 6 of the RP Multi Tranche Loan Agreement Amendment in the second quarter of 2024. Interest expense for the three and nine months ended September 30, 2024 also includes approximately $4.8 million of financing fees related to the 2024 RPI Transactions.

We expect our interest expenses in 2025 to increase under the RP Multi Tranche Loan Agreement as we draw upon additional loans available to us thereunder.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and the RP Aficamten RPA, respectively.

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid pursuant to RP Aficamten RPA over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded additional $33.3 million to the carrying value related to the RP Aficamten RPA Amendment entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 24.4% as of September 30, 2024 and 18.0% as of September 30, 2023.

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid pursuant to RP OM RPA over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% as of September 30, 2024 and 2.9% as of September 30, 2023.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	Increase	September 30, 2024	September 30, 2023	Increase
RP OM Liability	$42	$1,445	$(1,403)	$63	$3,781	$(3,718)
RP Aficamten Liability	13,328	5,415	7,913	35,092	15,681	19,411
Total non-cash interest expense recognized	$13,370	$6,860	$6,510	$35,155	$19,462	$15,693

Interest and Other Income, net

Interest and other income, net for the three and nine months ended September 30, 2024 and 2023 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Change in fair value liabilities related to RPI transactions and derivative reflected on the Condensed Consolidated Statement of Operations.

The change in fair value liabilities related to the RPI transactions (RP OM Loan Agreement and CK-586 RPA) and the derivative liabilities for the RP Multi Tranche Loan Agreement for the three and nine months ended September 30, 2024 were as follows (in thousands):

	September 30, 2024
	Three Months Ended	Nine Months Ended
CK-586 RPA	(1,100)	(1,100)
RP OM Loan	(14,100)	(13,900)
RP Multi Tranche Loan Agreement Derivatives	700	100
Total change in fair value liabilities	$(14,500)	$(14,900)

The fair values of the liabilities related to RPI transactions (RP OM Loan Agreement and CK-586 RPA) are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 11% to 17% as of September 30, 2024), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the omecamtiv mecarbil or CK-586 programs could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 11% to 13% as of September 30, 2024) and other factors.

The total change in the estimated fair value liabilities for the three and nine months ended September 30, 2024, was primarily due to a decrease in the discount rates used in the measurement of the 2024 RP OM Loan Agreement and the RP CK-586 RPA as of September 30, 2024, compared to June 30, 2024. This decrease resulted in an increase in the estimated fair value of the liabilities and the recognition of a loss on the change in fair value of liabilities related to RPI transactions of approximately $15 million for the three months ended September 30, 2024.

Changes in the fair value of the liabilities related to the RPI Transactions do not result in a change in our cash expenditures.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	September 30, 2024	December 31, 2023
Financial assets:
Cash and cash equivalents	$46,888	$113,024
Short-term investments	964,804	501,800
Long-term investments	269,168	40,534
Total cash, cash equivalents, and marketable securities	$1,280,860	$655,358
Borrowings:
Term loans, net	$104,537	$68,464
RP OM Loan	118,600	—
2026 Notes, net	20,873	20,788
2027 Notes, net	530,608	528,201
Total borrowings	$774,618	$617,453
Working capital:
Current assets	$1,018,601	$628,051
Current liabilities	109,812	102,678
Working capital	$908,789	$525,373

The following table shows a summary of our cash flows for the periods set forth below:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(330,320)	$(340,296)
Net cash (used in) provided by investing activities	(663,960)	320,664
Net cash provided by financing activities	928,227	52,517
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(66,053)	$32,885

Sources and Uses of Cash

We have funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreement, and revenue interest agreements, strategic alliances, long-term debt, other financings and interest on investments. We have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities.

Cash Flows Used in Operating Activities

Net cash used in operating activities of $330.3 million and $340.3 million in the nine months ended September 30, 2024 and 2023, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. Net loss for the nine months ended September 30, 2024 and 2023 included, among other items: non-cash stock-based compensation, non-cash interest expense on liabilities related to revenue participation right purchase agreements, and non-cash interest expense related to debt.

Cash Flows Used in (Provided by) Investing Activities

Net cash used in investing activities of $664.0 million and in the nine months ended September 30, 2024, was primarily due to purchases of investments offset by maturities of investments.

Net cash provided by investing activities of $320.7 million in the nine months ended September 30, 2023 was due to sales and maturities of investments offset by purchases of investments.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities of $928.2 million in the nine months ended September 30, 2024 was due to $250.0 million in proceeds from the 2024 RPI Transactions, $563.2 million of net proceeds from the public offering and issuances of common stock of $93.6 million under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co, discussed below, and stock-based award activities.

Net cash provided by financing activities of $52.5 million in the nine months ended September 30, 2023 was primarily due to $50.0 million of additional consideration associated with the 2022 RP Aficamten Royalty Purchase Agreement which was paid to us in September 2023 and stock-based activities.

2024 Royalty Pharma Transactions

In May 2024, we entered into a series of financing agreements with affiliates of Royalty Pharma, including the RP OM Loan Agreement, the RP CK-586 RPA, the 2022 RP Multi Tranche Loan Agreement Amendment, the RP Aficamten RPA Amendment, and the RP Stock Purchase Agreement for a private placement of common stock concurrent with our underwritten public offering of common stock.

The RP OM Loan Agreement provides for a loan in a principal amount of $100.0 million that was drawn at the closing with no remaining amounts available for disbursement. The loan under the RP OM Loan Agreement matures on the 10 year anniversary of the funding date and is repayable in quarterly installments, the amounts of which will depend on the occurrence of certain events related to the results and timing of COMET-HF and potential regulatory approvals of omecamtiv mecarbil, as follows:

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

The interest on this loan is included in the scheduled payment amount for each scenario.

Pursuant to the RP CK-586 RPA, RPI ICAV purchased rights to certain revenue streams from worldwide net sales of CK-586 by us, our affiliates or licensees, in exchange for up to $200 million in consideration, $50 million of which was paid upfront and, following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in heart failure with preserved ejection fraction in humans for CK-586, at RPI ICAV’s sole discretion, up to in aggregate $150 million in quarterly payments to fund 50.0% of the research and development cost of CK-586. We will not know for certain whether the additional up to $150 million funding will be available to us until the conclusion of AMBER-HFpEF and the results of the trial are known.

2022 Royalty Pharma Transactions

In January 2022, we entered into a series of financing agreements with affiliates of Royalty Pharma, including the RP Multi Tranche Loan Agreement, and the RP Aficamten RPA.

Under the RP Multi Tranche Loan Agreement, we have drawn $100 million and an additional $350 million remains available to us for disbursement as long-term debt, subject to satisfaction of certain conditions. Of these available loans, we have satisfied the conditions to draw on the tranche 4 loan in the amount of $75 million upon receipt of positive results from SEQUOIA-HCM. We are obliged to draw at least $50 million of this $75 million tranche 4 facility by April 3, 2025. We expect to satisfy the conditions for tranche 5 in the fourth quarter of 2024 upon acceptance by FDAof our NDA for aficamten, which would make an additional $100 million in long-term debt available to us. The remaining $175 million tranche 7 loan is subject to conditions related to the approval of our NDA for aficamten in patients with oHCM on or prior to December 31, 2025. We expect to draw all available loans under the RP Multi Tranche Loan Agreement unless we are able to meet our financing requirements through more favorable funding sources. If, for any reason, we are unable to satisfy the conditions for disbursement of the remaining $350 million in available loans under the RP Multi Tranche Loan Agreement, we would need to seek alternative debt or equity financing.

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

RP Aficamten Royalty Purchase Agreement

Under the RP Aficamten RPA, RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees in exchange for up to $150.0 million in consideration, $50.0 million of which was paid on the closing date, $50.0 million of which was paid to us in March 2022 following the initiation of the first pivotal trial in oHCM for aficamten, and $50.0 million of which was paid to us in September 2023 following the initiation of the first pivotal clinical trial in nHCM for aficamten.

RPI ICAV initially purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances. However, in May 2024, we entered into the RP Aficamten RPA Amendment to restructure the royalty so that RPI will now receive 4.5% up to $5.0 billion of worldwide annual net sales of aficamten and 1% above $5.0 billion of worldwide annual net sales. Our liability to RPI ICAV is referred to as the “RP Aficamten Liability”.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 24.4% and 18.0% as of September 30, 2024 and 2023, respectively.

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, we recorded an inducement loss of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms. As of September 30, 2024, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding. The 2026 Notes are redeemable, in whole or in part, at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice.

Corxel and RTW Transactions

Corxel Omecamtiv Mecarbil License and Collaboration Agreement

In December 2021, we entered into the Corxel OM License Agreement, pursuant to which we granted to Corxel an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Corxel OM License Agreement, we may be eligible to receive from Corxel additional payments totaling up to $330.0 million for the achievement of certain commercial milestone events in China and Taiwan in connection to omecamtiv mecarbil. In addition, Corxel will pay us tiered royalties in the mid-teens to the low twenties range on the net sales of pharmaceutical products containing omecamtiv mecarbil in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Corxel OM License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term. In November 2022, Corxel submitted a request for voluntary withdrawal of the NDA for omecamtiv mecarbil to the Center for Drug Evaluation of the National Medical Products Administration of the People’s Republic of China, subject to potential re-submission upon receipt of favorable feedback from EMA or FDA with regard to potential drug approval for omecamtiv mecarbil in the EU or US, respectively. Any future receipt of commercial milestones or royalties is subject to Corxel re-submitting the NDA and the subsequent approval of omecmativ mecarbil in China.

Corxel Aficamten License and Collaboration Agreement

In July 2020, we entered into the Corxel Aficamten License Agreement, pursuant to which we granted to Corxel an exclusive license to develop and commercialize aficamten in China and Taiwan. Under the terms of the Corxel Aficamten License Agreement, we may be eligible to receive from Corxel future milestone payments totaling up to $150.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in oHCM and/or nHCM. In addition, Corxel will pay us tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Corxel Aficamten License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co.

In March 2023, we entered into the Amended ATM Facility, with Cantor, under which we may offer and sell, from time to time at our sole discretion, shares of the Common Stock having an aggregate offering price of up to $300.0 million through Cantor, as sales agent.

There was no Amended ATM Facility activity during the three months ended September 30, 2024 and we issued 1,237,460 shares of our common stock for net proceeds of $93.6 million under the Amended ATM Facility for the nine months ended September 30, 2024. We do not intend to sell any additional shares of common stock pursuant to the Amended ATM Facility.

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
•
the time, costs and outcomes of regulatory reviews or other regulatory actions related to our drug candidates, including with respect to our NDA submission for aficamten for the treatment of oHCM to FDA and our related planned MAA submission to EMA;
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

We have incurred an accumulated deficit of approximately $2.6 billion since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Therefore, our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2024, our cash and investments totaled $1,280.9 million, comprising U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, a global portfolio of corporate debt, money market funds, and repurchase agreements backed by U.S. Treasury securities.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% increase in market interest rates would result in a decline in the value of our investments of approximately $7.6 million and $2.4 million as of September 30, 2024 and December 31, 2023, respectively.

In addition, we have elected the fair value option for certain liabilities. The fair value of the liabilities related to 2024 RP OM Loan Agreement, the RP CK-586 RPA, and the derivatives of the RP Multi Tranche Loan Agreement will increase as market interest rates decrease. In addition, the fair value of the liabilities may fluctuate based upon changes in the Company’s credit rating. Changes in the interest rate environment and the credit rating of the Company could have an effect on our future earnings. For example, a hypothetical 1% decrease in the discount rates used to measure the 2024 RP OM Loan Agreement, the RP CK-586 RPA, and the derivatives of the RP Multi Tranche Loan Agreement would result an increase in the fair value, and the recognition of a loss, of approximately $6.3 million as of September 30, 2024. During the three months ended September 30, 2024, we recognized a loss on the change in the estimated fair value of liabilities of approximately $15.0 million, primarily due to changes in the discount rates used to measure the 2024 RP OM Loan Agreement and the RP CK-586 RPA. The discount rates ranged from 11% to 17% as of September 30, 2024, compared to 14% to 18% as of June 30, 2023, resulting in an increase in the estimated fair value of the liabilities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have announced positive results from SEQUOIA-HCM for aficamten and GALACTIC-HF for omecamtiv mecarbil, regulatory approval of an NDA, NDA supplement or other marketing application for our drug candidates is never guaranteed, and the approval process typically takes several years and is extremely expensive. For example, our NDA for omecamtiv mecarbil for the treatment of HFrEF resulted in a CRL notwithstanding the fact that GALACTIC-HF met its primary efficacy endpoint. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process, and the guidance and advice issued by such agencies is subject to change at any time. As the omecamtiv mecarbil NDA example illustrates, while we are planning to submit an NDA to FDA and an MAA to EMA for aficamten, such marketing applications may not be approved for filing or may not lead to any regulatory approvals for aficamten, or may result in a requirement to conduct additional clinical trials prior to any potential approvals, which would increase our development costs and delay or preclude any revenue from commercial sales of aficamten. In any event, despite the time and efforts exerted, failure can occur at any stage, and we may encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. For example, the CRL we received from FDA in connection with our NDA for omecamtiv mecarbil stated that results from an additional clinical trial of omecamtiv mecarbil are required to establish substantial evidence of effectiveness for the treatment of HFrEF, with benefits that outweigh the risks, which has led to our decision to conduct COMET-HF and incur significant additional expenses. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In addition, the FDA may require that a proposed REMS be submitted as part of an NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

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

Our clinical trials, including MAPLE-HCM, ACACIA-HCM, COMET-HF and AMBER-HFpEF are expensive, time-consuming and may be subject to delay.

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

If we encounter difficulties enrolling patients in our clinical trials, including MAPLE-HCM, ACACIA-HCM, COMET-HF, and AMBER-HFpEF, our clinical development activities could be delayed or otherwise adversely affected.

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

We have based our potential market opportunity on a number of internal and third-party estimates and resources, including, without limitation, our estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties, which may be incorrect. Our estimated potential market opportunity for cardiac myosin inhibitors in HCM is based on the following assumptions: our understanding of the prevalence of HCM in the general population from published epidemiological studies and analysis of longitudinal claims data, the percentage split of diagnosed obstructive HCM and non-obstructive HCM patients derived from market research and patient transaction databases, the percentage of available symptomatic patients not adequately managed by the current standard of care among diagnosed HCM patients, rates of patient compliance and persistence, based on patient transaction database and/or third-party market research. The conditions supporting our assumptions or estimates and the market data supporting these assumptions and estimates may change at any time or otherwise be inaccurate, thereby reducing the predictive accuracy of these underlying factors. Our total addressable market will ultimately depend upon, among other things, the willingness of patients and HCPs to utilize cardiac myosin inhibitors, the number of actual treatable symptomatic patients on cardiac myosin inhibitors therapy over time, the subset of eligible HCM patients included in the final label for each of our product candidates, if approved for sale for these indications, acceptance and accessibility by the medical community and patients, market share, drug pricing and reimbursement across payer types (i.e., Medicare, commercial, Medicaid, etc.). The number of patients with HCM, HFpEF or HFrEF in the United States and other major markets and elsewhere may turn out to be materially lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would harm our results of operations and our business. For example, our estimates of the number patients using cardiac myosin inhibitors and, therefore, our estimated total addressable market are based on claims data analysis and research. If our conclusions, analysis or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our total addressable market may be meaningfully smaller than we have estimated, our future growth opportunities and sales growth may be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have limited interactions and relationships with payors. Our ability to engage with US payors and secure coverage may improve with the acceptance of our FDA filing and determination of our review timeline (PDUFA date). Over time, we anticipate that our drugs will be adopted by our patients as indicated by the labels once they are approved by regulatory authorities. To achieve this adoption, our drugs will need to widely reimbursed via medical exception process and listed in formularies of major pharmacy benefit managers and payors in the U.S. These major pharmacy benefit managers and payors include Medicare, Medicaid, VA, DoD, TriCare, and commercial payors. The process to achieve coverage with pharmacy benefit managers and payors can be time consuming, is not guaranteed and if achieved can impact profitability given the level of rebates often required.

Specifically in relation to aficamten and omecamtiv mecarbil, even if such drug candidates are ultimately approved by the FDA or other regulatory authorities for commercialization, they may not become a guideline-directed medical therapy for oHCM or HFrEF respectively or they may not reach such status in a timely manner upon commercialization, which may adversely impact its sales adoption and payer coverage prospects. Furthermore, we assume the HCM and HFrEF markets will have a disproportionally larger share of Medicare patients relative to commercial and other payors. Overall Medicare coverage could be through medical exception and if covered delayed given Medicare’s defined bid timelines for inclusion in the Medicare Part D formulary. Medicare formulary coverage is likely to be minimal, if at all, given the inflation Reduction Act (IRA) that was passed into law on August 16, 2022. The IRA contains several major changes to Medicare Part D, including benefit redesign where Medicare plans will take on significant costs when beneficiaries’ spending is in the initial and catastrophic phases of the benefit. Plans may seek to reduce these costs through plan management including formulary redesign resulting in little to no coverage of select new specialty drugs like aficamten with patients relying on a more onerous medical exception process for the potential of coverage. In addition, the rebate levels we may have to offer to pharmacy benefit managers and payors to be included in their formularies may also impact the profitability of aficamten and omecamtiv mecarbil.

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

We expect that increased emphasis on cost containment measures in the United States by third‑party payors to continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future (i.e., It is anticipated that Medicare coverage of aficamten will likely not be obtained due to the IRA impact of shifting cost to payers from CMS via Medicare plan design changes). If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our drug products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

In addition, under the Corxel Agreements, we have committed to providing Corxel with supply of aficamten and omecamtiv mecarbil for development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan, which we will have to source from our contract manufacturers. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials, and to fulfil our obligations under the Corxel Agreements.

If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues, and also lead to our breach of one or both of the Corxel Agreements, giving rise to the ability to terminate such agreements and other adverse consequences as stipulated in the Corxel Agreements. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

Any regulatory approvals that we or our partners receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or require potentially costly post-marketing follow-up studies or compliance with a ETASU REMS. For example, Camzyostm (mavacamten), a small molecule myosin inhibitor developed formerly by MyoKardia, Inc. and commercialized by Bristol-Myers Squibb Company that has a similar mechanism of action to aficamten, is subject to an ETASU REMS, an FDA imposed program designed to reinforce medication use behaviors and actions that support the safe use of certain medication with serious safety concerns to help ensure the benefits of the medication outweigh its risks. The Camzyostm (mavacamten) ETASU REMS program requires, among other things, restrictions and qualifications on pharmacies that dispense the drug and certification, record-keeping, ongoing monitoring and patient counselling obligations on physicians who prescribe the drug. The requirements of an ETASU REMS program may limit the commercial success of a drug due by making it more difficult and time consuming for physicians to prescribe a drug and patients to obtain and subsequently use a drug. Since aficamten is a small molecule myosin inhibitor with a similar mechanism of action to Camzyostm (mavacamten), it is possible that FDA or other regulatory bodies may condition aficamten’s marketing approval on the implementation of a similar ETASU REMS program to that of Camzyostm (mavacamten).

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
•
HCP practice patterns and familiarity with earlier to market therapies.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, the organizational scale up and associated expenditures with commercial readiness activities to launch approved drugs combined with the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than through loans under the RP Multi Tranche Loan Agreement and reimbursements, milestone and royalty payments that we may receive under our agreements with Corxel. We may not receive any further funds under any of these agreements, for example, if we fail to satisfy the conditions for future loan disbursement or as a result of the default or insolvency of our lenders. Our ability to raise funds may be adversely impacted by worsening economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, potential future bank failures, global geopolitical factors including war or other hostilities, or otherwise. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us, and if we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities, and our stock price may be negatively affected.

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

As of September 30, 2024 and December 31, 2023, we had $774.6 million and $617.5 million of debt recorded on the balance sheet comprised of the RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, and the 2026 and 2027 Convertible Notes.

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

We have no rights to repurchase the revenue interests in omecamtiv mecarbil, aficamten or CK-586 (other than, in respect of CK-586 only, in connection with a change of control of Cytokinetics) sold to affiliates of Royalty Pharma, thereby limiting our ability to eliminate future applicability of the covenants contained in the RP CK-586 RPA, the RP OM RPA and the RP Aficamten RPA, and although we do have voluntary prepayment rights under the RP Multi Tranche Loan Agreement and the RP OM Loan Agreement, any voluntary prepayment rights under the RP Multi Tranche Loan Agreement will require that we pay 190% of the principal amount of amounts disbursed to us as tranche 1, tranche 4, tranche 5, tranche 6, and tranche 7 loans and 200% for tranche 2 and tranche 3 loans, thereby making it potentially disadvantageous to voluntarily prepay RPDF prior to the final maturity date applicable to loans outstanding under the RP Multi Tranche Loan Agreement.

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

The RP Multi Tranche Loan Agreement makes available to us up to $525.0 million in loans ($75.0 million of which is no longer available to us as a result of conditions not having been satisfied), of which a $50.0 million loan was disbursed to us upon execution of the original RP Multi Tranche Loan Agreement and a $50.0 million loan was disbursed to us upon our entry into an amendment to the RP Multi Tranche Loan Agreement on May 22, 2024. With the positive results of SEQUOIA-HCM, we have satisfied the conditions related to tranche 4 of the RP Multi Tranche Loan Agreement and thus an additional $75 million in loans are currently available to us for disbursement. Tranche 5 of the RP Multi Tranche Loan Agreement would be available to us upon acceptance for filing by FDA of an NDA for aficamten by March 31, 2025. Tranche 7 of the RP Multi Tranche Loan Agreement would be available to us upon FDA approval of aficamten by December 31, 2025 and other conditions. Should we not satisfy such condition for tranches 5 and 7, or in the event we fail to meet our obligations or default under the agreement, the actual amount of additional loan disbursements could be substantially less than the maximum amounts available thereunder. For example, as a result of FDA's CRL in response to our NDA for omecamtiv mecarbil, we have not satisfied the conditions for the availability of disbursement of the $50 million tranche 2 and $25 million tranche 3 term loans under the RP Multi Tranche Loan Agreement.

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

We will depend on Corxel for the development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan.

Under the terms of the Corxel Agreements, Corxel will be responsible for the development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan. The timing and amount of any milestone and royalty payments we may receive under the Corxel Agreements will depend in part on the efforts and successful commercialization of aficamten and omecamtiv mecarbil by Corxel. We do not control the individual efforts of Corxel, and any failure by Corxel to devote sufficient time and effort to the development and commercialization of aficamten or omecamtiv mecarbil or to meet its obligations to us, including for future milestone and royalty payments; or to adequately deploy business continuity plans in the event of a crisis, or to satisfactorily resolve significant disagreements with us could each have an adverse impact on our financial results and operations. We will also depend on Corxel to comply with all applicable laws relative to the development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan. If Corxel were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the Corxel Agreements could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development and commercialization of aficamten and omecamtiv mecarbil in China and Taiwan. Alternatively, we may attempt to identify and transact with a new sub-licensee, but there can be no assurance that we would be able to identify a suitable sub-licensee or transact on terms that are favorable to us.

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

Our business depends on the performance of our senior management and key scientific, commercial and technical personnel. The loss of the services of any member of our senior management or key scientific, technical, commercial or financial reporting staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identifying suitable replacements. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us. In addition, if and as our business grows, we will need to recruit additional executive management and scientific, technical and financial reporting personnel, particularly in Europe, where we need to build the corporate and commercial infrastructure, including identification and recruitment of qualified personnel to enable commercial operations by the time of a potential EMA approval of one of our drug candidates. There is intense competition for skilled executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. Our inability to attract and retain sufficient scientific, technical, commercial and managerial personnel could limit or delay our product development or commercialization activities, which would adversely affect the development of our drug candidates and commercialization of our potential drugs and growth of our business.

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

The following directors and officers adopted into or terminated a Rule 10b5-1 trading arrangement during the third quarter of 2024:

•
John T. Henderson, Chairman of our Board of Directors – Dr. Henderson adopted a Rule 10b5-1 trading arrangement on September 11, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Henderson Plan”). The Henderson Plan provides for the exercise of stock options to acquire up to 31,872 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise at market prices, in each case, at pre-specified dates during the term of the plan. The Henderson Plan will terminate on the earlier of (x) May 20, 2025 and (y) the sale of all securities that are subject to the plan.
•
Fady Malik, Executive Vice President, Research and Development – Dr. Malik adopted a Rule 10b5-1 trading arrangement on September 16, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Malik Plan”). The Malik Plan provides for the exercise of stock options to acquire up to 49,000 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise at market prices, in each case at pre-specified dates during the term of the plan. The Malik Plan will terminate on the earlier of (x) December 19, 2025 and (y) the sale of all securities that are subject to the plan.

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.		Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 3, 2023	3.5

3.6	Amended and Restated Bylaws	8-K	000-50633	February 17, 2023	3.1

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Notes due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

10.1+	Employment Offer Letter between Cytokinetics, Incorporated and Brett Pletcher					X

10.2	Sixth Amendment to Lease, dated July 30, 2024, by and between KR Oyster Point 1, LLC, and Cytokinetics, Incorporated					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)					X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Dated: November 7, 2024	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sung H. Lee
Sung H. Lee
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)