Form 10-K
period 2024-12-31
CYTOKINETICS INC
filed 2025-02-27
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $5.6 billion as of June 28, 2024.(A)

(A) Excludes 13.7 million shares of common stock held by directors and executive officers, and any stockholders whose ownership exceeds ten percent of the shares outstanding, at June 28, 2024. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 26, 2025, the number of shares outstanding of the Registrant’s common stock, par value $0.001 per share, was 118,410,689 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

YEAR ENDED DECEMBER 31, 2024

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

2026 Notes	Cytokinetics’ 4% convertible senior notes due 2026
2027 Indenture	Indenture Agreement, dated July 6, 2022, between Cytokinetics and U.S. Bank Trust Company, as trustee
2027 Notes	Cytokinetics’ 3.50% convertible senior notes due 2027
ACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACACIA-HCM	Assessment Comparing Aficamten to Placebo on Cardiac Endpoints In Adults with Non-Obstructive HCM
AMBER-HFpEF	our Phase 2 randomized, placebo-controlled, double-blind, multi-center, dose-finding clinical trial in patients with symptomatic HFpEF with left ventricular ejection fraction ≥ 60%
Amended ATM Facility	our amended and restated Controlled Equity Offering Sales Agreement
ARR	absolute risk reductions
Astellas Agreement	License and Collaboration Agreement, dated June 21, 2013, between Cytokinetics and Astellas
Astellas FSRA Agreement	Fast Skeletal Regulatory Activator Agreement, dated April 23, 2020 between Cytokinetics and Astellas
Bayer	means Bayer AG and/or any affiliate thereof, including Bayer Consumer Care AG
Bayer License Agreement

means that certain License and Collaboration Agreement, dated November 18, 2024 by and between the Company and Bayer Consumer Care AG, pursuant to which Bayer acquired an exclusive license to develop and commercialize aficamten in Japan, subject to certain reserved development rights.

Cantor	Cantor Fitzgerald & Co.
CEDAR-HCM	our clinical trial of aficamten in a pediatric population with oHCM
cGCP	current Good Clinical Practice
cGLP	current Good Laboratory Practice
cGMP	current Good Manufacturing Practice
China	People's Republic of China (including the Hong Kong and Macau SARs)
CMC	Chemistry, Manufacturing and Controls
CMO	Contract Manufacturing Organizations
COMET-HF

 our Phase 3 multi-center, double-blind, randomized, placebo-controlled trial to assess the efficacy and safety of omecamtiv mecarbil in patients with symptomatic HFrEF with severely reduced ejection fraction

Common Stock	our common stock, par value $0.001 per share
Compensation Committee	Compensation and Talent Committee of Cytokinetics’ Board of Directors
Convertible Notes	2026 Notes and 2027 Notes
Corxel	Corxel Pharmaceuticals Limited (formerly known as Ji Xing Pharmaceuticals Limited) and/or its affiliates, including Corxel Pharmaceuticals Hong Kong Limited
Corxel Agreements	Corxel Aficamten License Agreement and Corxel OM License Agreement
Corxel OM License Agreement

means that certain Collaboration and License Agreement, dated December 20, 2021, by and between the Company and Corxel, pursuant to which we granted Corxel and exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan

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

FOREST-HCM	Five-Year, Open-Label, Research Evaluation of Sustained Treatment with Aficamten in HCM
FSTA	fast skeletal muscle troponin activator
Fundamental Change	As defined in the 2027 Indenture
GAAP	Generally Accepted Accounting Principles in the U.S.
GALACTIC-HF	Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure
GDPR	General Data Protection Regulation ((EU) 2016/679)
HCM	hypertrophic cardiomyopathy
HFpEF	heart failure with preserved ejection fraction
HFrEF	heart failure with reduced ejection fraction
HHS	U.S. Department of Health and Human Services
HIPAA	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act
ICER	Institute for Clinical and Economic Review
IND	Investigational New Drug
IRA	Inflation Reduction Act of 2022
IRB	Institutional Review Board
KCCQ	Kansas City Cardiomyopathy Questionnaire
KCCQ-OSS	KCCQ Overall Summary Score
LVEF	left ventricular ejection fraction
LVOT	left ventricular outflow tract
LVOT-G	left ventricular outflow tract gradient
MAA	Marketing Authorization Application

MAPLE-HCM	Metoprolol vs Aficamten in Patients with LVOT Obstruction on Exercise Endpoints Capacity in HCM
Mavacamten Royalty	certain payments on the net sales of products containing the compound mavacamten pursuant to the Research Collaboration Agreement, dated August 24, 2012, between Cytokinetics and MyoKardia, Inc.
NDA	New Drug Application
nHCM	non-obstructive HCM
NOLs	net operating loss carryforward
NYHA	New York Heart Association
oHCM	obstructive HCM
Ownership Change	As defined in Part 1, Item 1A (Risk Factors) of this Annual Report on Form 10-K, Financial Risks
Oyster Point Lease	Lease, dated July 24, 2019, by and between Cytokinetics and KR Oyster Point 1, LLC, as amended
Partial Redemption Limitation	As defined in the 2027 Indenture
PSU	Performance Stock Unit
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
RP OM Liability

As defined in Part II, Item 8 (Financial Statements and Supplementary Data), Notes to Consolidated Financial Statements of this Annual Report on Form 10-K - Note 3 (Agreements with Royalty Pharma) – 2017 RP Omecamtiv Mecarbil Royalty Purchase Agreement

RP OM Loan Agreement	2024 Development Funding Loan Agreement, dated May 22, 2024, by and among Royalty Pharma Development Funding, LLC and Cytokinetics
RP OM RPA	Royalty Purchase Agreement, dated February 1, 2017, by and between the Cytokinetics and RPI Finance Trust, as amended by Amendment No. 1, dated January 7, 2022
RP Stock Purchase Agreement	Common Stock Option and Purchase Agreement, dated May 22, 2024, by and between Cytokinetics and Royalty Pharma Investments 2019 ICAV
RPDF	Royalty Pharma Development Funding, LLC
RPFT	RPI Finance Trust
RPI ICAV	Royalty Pharma Investments 2019 ICAV
RSU	Restricted Stock Unit
RTW ICAV	RTW Investments ICAV for RTW Fund 1
RTW Investors	RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited
RTW Royalty Holdings	RTW Royalty Holdings Designated Activity Company

RTW Royalty Purchase Agreement	Royalty Purchase Agreement, dated July 14, 2020, between Cytokinetics and RTW Royalty Holdings
Sanofi	means Sanofi S.A. and/or any affiliates thereof, including Genzyme Corporation
Sanofi License Agreement

means that certain License and Collaboration Agreement, dated July 14, 2020 by and between the Company and Sanofi (as assignee of Corxel), pursuant to which Sanofi has an exclusive license to develop and commercialize aficamten in China and Taiwan

Section 382	Section 382 of the Internal Revenue Code
Securities Act	Securities Act of 1933, as amended
SEQUOIA-HCM	Safety, Efficacy, and Quantitative Understanding of Obstruction Impact of Aficamten in HCM
SGLT2	sodium-glucose cotransporter-2
Tax Act	Tax Cuts and Jobs Act
U.S. or US	United States of America

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

FORWARD LOOKING STATEMENTS

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements.

In addition, these forward-looking statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document. Such statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

We are a late-stage biopharmaceutical company focused on discovering, developing and commercializing first-in-class muscle activators and next-in-class muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. We have discovered and are developing muscle-directed investigational medicines that may potentially improve the healthspan of people with devastating cardiovascular and neuromuscular diseases of impaired muscle function. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. As a leader in muscle biology and the mechanics of muscle performance, we are discovering and developing small molecule drug candidates specifically engineered to impact muscle function and contractility with objective to build a sustainable specialty biopharmaceutical business.

Our research continues to drive innovation and leadership in muscle biology. All of our drug candidates have arisen from our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to identify or discover and develop and commercialize novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. We intend to leverage our experience in muscle contractility to expand our current pipeline and expect to identify additional potential drug candidates that may be suitable for clinical development and commercialize.

Corporate Strategy

As a leader in muscle biology and the mechanics of muscle performance, we are developing small molecule drug candidates specifically engineered to impact muscle function and contractility. Our goal is to identify or discover, develop and commercialize novel drug products that modulate muscle function to improve patient healthspan, with the intent of establishing a fully-integrated specialty biopharmaceutical company.

In 2025, we articulated our five-year strategic plan, Vision 2030: “Empowering Muscle, Empowering Lives,” designed to enable Cytokinetics to become a leading muscle biology specialty biopharmaceutical company intent on meaningfully improving the lives of patients through global access to our innovative medicines.

The key components of our five-year corporate strategy are:

INNOVATION: Advance 2 product approvals across 3 indications and 10 novel molecular entities into our pipeline

Our myosin platform is the cornerstone of our innovation and the anchor of our portfolio of potential medicines is aficamten, a cardiac myosin inhibitor that represents a next-in-class potential treatment for oHCM. Over the next five years, based on our comprehensive clinical development program, we believe we may achieve regulatory approvals in multiple geographies for aficamten in oHCM and nHCM; and omecamtiv mecarbil for the potential treatment of symptomatic heart failure with severely reduced ejection fraction. We also expect to advance two earlier stage new chemical entities in clinical development programs: CK-586 for the potential treatment of a subgroup of patients with symptomatic HFpEF with hypercontractility and ventricular hypertrophy and CK-089 with potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function. Furthermore, we are working to bring additional new chemical entities into clinical development through both continuing internal activities and by also externalizing innovation through partnerships, seeking complementary potential therapies to support our late-stage cardiovascular franchise and emerging neuromuscular pipeline.

IGNITION: Achieve broad access and rapid use of our medicines in 15 countries throughout North America and Europe

Given our focus on disease areas for which there are serious unmet medical needs, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as to disease-specific centers of excellence and cohorts of focused healthcare professionals, which may be addressed by smaller, targeted sales forces. In preparing for the potential commercialization of aficamten, we are building a marketing, sales and sales distribution infrastructure in the U.S. and have begun to build similar capabilities in Europe to support potential future approvals and commercialization. We are planning for our first potential commercial launch in the United States in 2025 as well as a potential European launch in Europe in 2026, firstly in Germany and will build our commercial functions in other key geographies in the EU 5 to support potential additional approvals. In addition, we expect to establish distribution partnerships in other areas of the world to drive global reach of our potential medicines. Given the next-in-class profile of aficamten, the anchor of our specialty cardiology franchise, we believe the attributes of the drug candidate, along with the safety and efficacy results from our comprehensive clinical development program, may enable commercial launches in our key geographies. Central to our commercialization strategy is ensuring a clear understanding and expertise in navigating the regulatory and payer landscape in each geography along with market research and advanced analytics to inform positioning, messaging and value proposition development.

IMPACT: Reach 100,000 patients globally with our medicines.

As we build our specialty cardiology franchise, we are committed to targeting disease areas of significant high unmet need in which there are either limited treatment options or in which the available treatments do not address the underlying disease. We believe there are hundreds of thousands of patients who may benefit from clinically meaningful outcomes, as measured by improvements in clinical, social and psychological aspects, including patients overall quality of life within their community of family, friends and caregivers. With our patient-centric initiatives, such as disease education programs and digital health technologies, we believe we can enhance disease and drug product awareness, product adherence, and patient outcomes.

INSPIRATION: Foster a patient-centric culture with emphasis on equitable access

We aspire to set the industry standard in patient centricity. We keep patients at the heart of every phase of development — research, clinical development, commercial readiness and more. By prioritizing systematic patient engagement throughout the organization, we foster a culture of empathy and collaboration, ensuring that the voice of the patient remains central to our decision-making process. In line with our patient-centric approach, we proactively seek to include patients from diverse populations in our clinical trials, representative of real-world experience, including a range of genders, ethnicities, socioeconomic status and backgrounds. As we prepare for the potential regulatory approval and commercial launch of our first medicine, we aspire to provide equitable access for all patients regardless of gender, ethnicity or zip code. As such, we are developing programs for patients and healthcare providers to facilitate the accessibility of our products to those in need. These programs may include support to help understand and navigate insurance coverage and obtain financial assistance for eligible patients; comprehensive patient and office education and resources to help navigate the patient’s treatment journey; support to manage logistical challenges that prevent patients from starting and staying on therapy and behavioral and wellness tools and resources to support patient engagement and help manage adherence to treatment.

INGENUITY: Extend leadership in muscle deploying multiple therapeutic modalities

After expanding our discovery platform to include muscle mechanics, muscle metabolism, and muscle health and regeneration, we now aim to expand our modality toolkit as may enable our programs to address more difficult-to-drug molecular targets. This diversification in modalities will allow us to interrogate areas adjacent to our expertise in small molecules, such as targeted protein degraders, oligonucleotides, and tissue targeting. With these additional modalities in our R&D armamentarium, we expect to have the opportunity to investigate disease causing targets that lack enzymatic activities, require near complete inhibition for clinical efficacy or have adverse effects in non-target tissues. We believe we can expand into new modalities through a combination of building internal expertise and capabilities and through external collaborations with industry partners and academic institutions.

Building a Specialty Cardiology Franchise

We believe we are well positioned to build a specialty cardiology franchise anchored by our later-stage development program for aficamten, complemented by earlier stage drug candidates that have arisen from our industry leading research and leadership in muscle biology and the mechanics of contractility. We anticipate that aficamten, the first product in our potential franchise will help serve unmet needs in the growing HCM market. If aficamten is approved and indicated for the treatment of patients with oHCM, it could be followed by a subsequent regulatory approval and indication for the treatment of patients with nHCM (assuming positive results from ACACIA-HCM). We further believe that our pioneering research directed to the same biology and emerging pharmacology could result in an expansion of our business franchise with the development and potential approval of CK-586 for the potential treatment of a subset of patients with HFpEF whose hypercontractility resembles that of patients with nHCM, as well as the development and potential approval of omecamtiv mecarbil, a cardiac myosin activator, for the potential treatment of patients with symptomatic heart failure with severely reduced ejection fraction.

Our planned specialty cardiology franchise is focused on the advancing of potential medicines that can address high unmet needs of patients primarily treated by a concentrated segment of cardiologists. Specifically, HCM is primarily diagnosed with initiation of treatment by approximately 10,000 cardiologists in the U.S., including in centers of excellence and targeted community settings. We aim to achieve similar, if not higher, return on investments relative to comparable biopharmaceutical companies with our relatively more limited sales and marketing infrastructure focused to key prescribers and with a specialty distribution model and more bespoke patient experience. We aim to achieve higher commercial returns from our specialty franchise business strategies as would be enabled by experienced sales representatives who bring established rapport with their potential customers and appropriately coupling their selling activities with high touch customer support services designed to benefit prescribers and patients alike.

Research and Development Programs

Our research and development activities related to muscle contractility include our cardiac muscle contractility programs and our skeletal muscle contractility programs. We also conduct research and development on novel treatments for disorders involving muscle function beyond muscle contractility.

Specialty Cardiology Programs

Our specialty cardiology program is focused on the cardiac sarcomere, the basic unit of muscle contraction in the heart. The cardiac sarcomere is a highly ordered cytoskeletal structure composed of cardiac myosin, actin and a set of regulatory proteins. Cardiac myosin is the cytoskeletal motor protein in the cardiac muscle cell. It is directly responsible for converting chemical energy into the mechanical force, resulting in cardiac muscle contraction. Our most advanced cardiac program is based on the hypothesis that inhibitors of cardiac myosin may attenuate the hyperdynamic contraction resulting from pathologic mutations in the sarcomere that lead to hypertrophic cardiomyopathies. A targeted oral therapy addressing this disease etiology may improve symptoms, function, exercise capacity and potentially slow disease progression.

We also have a late stage program based on the hypothesis that activators of cardiac myosin may target the underlying deficit of cardiac contractility in heart failure with reduced ejection fraction and address certain adverse properties of existing positive inotropic agents. Our novel cardiac myosin activator works by a mechanism that directly stimulates the activity of the cardiac myosin motor protein, without increasing the intracellular calcium concentration. It accelerates the rate-limiting step of the myosin enzymatic cycle and shifts it in favor of the force-producing state. Rather than increasing the velocity of cardiac contraction, this mechanism instead lengthens the systolic ejection time, which results in increased cardiac function in a potentially more oxygen-efficient manner.

Our most advanced program is directed to the treatment of HCM. HCM is a disease in which the heart muscle (myocardium) becomes abnormally thick (hypertrophied). The thickening of cardiac muscle leads to the inside of the left ventricle becoming smaller and stiffer, and thus the ventricle becomes less able to relax and fill with blood. This ultimately limits the heart’s pumping function, resulting in symptoms including chest pain, dizziness, shortness of breath, or fainting during physical activity.

HCM is the most common monogenic inherited cardiovascular disorder, with approximately 280,000 patients diagnosed in the U.S. However, there are an estimated 400,000-800,000 additional patients who remain undiagnosed, a rate that is growing at the same rate as the population. Two-thirds of patients with HCM have oHCM, in which the thickening of the cardiac muscle leads to left ventricular outflow tract (LVOT) obstruction, while one-third have nHCM, in which blood flow is not impacted, but the heart muscle is still thickened. HCM is fairly evenly split across gender and while patients are typically diagnosed in their early 40s, the average age of an oHCM patient is in the early 60s. People with HCM are at high risk of also developing cardiovascular complications including atrial fibrillation, stroke and mitral valve disease. People with HCM are at risk for potentially fatal ventricular arrhythmias and it is one of the leading causes of sudden cardiac death in younger people or athletes. A subset of patients with HCM are at high risk of progressive disease leading to dilated cardiomyopathy and heart failure necessitating cardiac transplantation.

Aficamten

Aficamten is a novel, oral, small molecule cardiac myosin inhibitor that our scientists discovered for the treatment of HCM. Aficamten arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential. Aficamten was designed to reduce the hypercontractility associated with HCM. In preclinical models, aficamten reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. Aficamten reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility. This mechanism of action may be therapeutically effective in conditions characterized by excessive hypercontractility, such as HCM. The preclinical pharmacokinetics of aficamten were characterized evaluated and optimized for potential rapid onset, ease of titration and rapid symptom relief.

FDA granted aficamten orphan drug designation for the treatment of symptomatic HCM.

The development program for aficamten assessed its potential as a treatment that improves exercise capacity and relieves symptoms in patients with oHCM, as well as its potential long-term effects on cardiac structure and function. Aficamten was evaluated in SEQUOIA-HCM, a positive pivotal Phase 3 clinical trial in patients with symptomatic oHCM.

The results from SEQUOIA-HCM met our high expectations for the trial, and are consistent with our target product profile that may enable aficamten to provide physicians and patients with an important alternative to currently available treatment options. The results from SEQUOIA-HCM showed that treatment with aficamten for 24 weeks significantly improved exercise capacity compared to placebo, increasing peak oxygen uptake (pVO2) by 1.8 ml/kg/min compared to baseline in patients treated with aficamten versus 0.0 ml/kg/min in patients treated with placebo (p=0.000002). This treatment effect was consistent across all pre-specified subgroups, including patients receiving beta blockers. Statistically significant and clinically meaningful improvements were also observed in all 10 prespecified secondary endpoints, with functional and symptomatic improvements occurring within two weeks of initiating treatment with aficamten and sustained throughout the treatment period. Compared to baseline, at Week 24 patients treated with aficamten experienced significant improvements in post-Valsalva left ventricular outflow tract gradient with an LSM difference of -50 mmHg (p<0.0001) versus placebo. Aficamten also substantially reduced the burden of symptoms compared with placebo, with a significant improvement observed in Kansas City Cardiomyopathy Questionnaire Clinical Summary Score (LSM difference = 7 points; p<0.0001) and with 34% of patients experiencing ≥1 class improvement in New York Heart Association Functional Class (p<0.0001). Treatment with aficamten substantially reduced the proportion of patients eligible for septal reduction therapy. Among those eligible for SRT at baseline, over the duration of 24 weeks of treatment, patients receiving aficamten spent 78 fewer days eligible for SRT compared with those treated with placebo (p<0.0001). Core echocardiographic LVEF was observed to be <50% in 5 patients (3.5%) on aficamten compared to 1 patient (0.7%) on placebo. There were no instances of worsening heart failure and no treatment interruptions due to low LVEF.

Following the positive results of SEQUOIA-HCM, we submitted an NDA for the treatment of oHCM. The FDA accepted and filed the NDA and assigned the NDA a standard review with a PDUFA target action date of September 26, 2025. Additionally, we submitted an MAA with the EMA which has validated the MAA for the treatment of oHCM. The MAA is now under review by the EMA's Committee for Medicinal Products for Human Use.

Aficamten is also currently being evaluated in MAPLE-HCM, a Phase 3 clinical trial of aficamten as monotherapy compared to metoprolol as monotherapy in patients with obstructive HCM; ACACIA-HCM, a Phase 3 clinical trial of aficamten in patients with non-obstructive HCM; CEDAR-HCM, a clinical trial of aficamten in a pediatric population with obstructive HCM; and FOREST-HCM, an open-label extension clinical study of aficamten in patients with HCM. In addition, a Phase 1 study of aficamten in healthy Japanese patients is being conducted.

Collaboration for Commercialization of Aficamten in Greater China

We are party to a license and collaboration agreement, pursuant to which we granted to Corxel an exclusive license to develop and commercialize aficamten in China and Taiwan. In the fourth quarter of 2024, Genzyme Corporation, an affiliate of Sanofi, acquired Corxel's rights to develop and commercialize aficamten in China and Taiwan.

The Center for Drug Evaluation of the National Medical Products Administration of the People’s Republic of China accepted with priority review the submission of the NDA for aficamten for the treatment of oHCM.

Collaboration for Commercialization of Aficamten in Japan

On November 19, 2024, we announced that we had entered into a collaboration and license agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, for the exclusive development and commercialization of aficamten in Japan, subject to certain reserved development rights of Cytokinetics to continue conducting ACACIA-HCM and CEDAR-HCM in Japan.

Royalty Pharma Revenue Interest

We are party to a revenue interest agreement with RPI ICAV, the RP Aficamten RPA, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of pharmaceutical products containing aficamten by us, our affiliates and our licensees. Pursuant to the terms of the RP Aficamten RPA, as amended, RPI ICAV is entitled to receive 4.5% of our worldwide annual net sales of aficamten up to $5.0 billion and 1% of our annual net sales of aficamten above $5.0 billion.

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

COMET-HF Informed by Results from Patient Subgroup in GALACTIC-HF

Since our release of the primary results of GALACTIC-HF, we have conducted and announced supplemental and subgroup analyses suggesting that certain biologically plausible subgroups of patients treated with omecamtiv mecarbil in GALACTIC-HF may have benefited more than the general patient population in the trial. Based on these and other promising subgroup analyses from GALACTIC-HF and the high unmet need in patients with heart failure with severely reduced ejection fraction, we decided to continue the development program for omecamtiv mecarbil and to conduct a confirmatory study in a patient population similar to the approximately 4,000 prespecified subgroup of patients with an LVEF <28% in GALACTIC-HF. Accordingly, in the fourth quarter of 2024, we commenced patient enrollment in COMET-HF (Confirmation of Omecamtiv Mecarbil Efficacy Trial in Heart Failure), a Phase 3 multi-center, double-blind, randomized, placebo-controlled trial to assess the efficacy and safety of omecamtiv mecarbil in patients with symptomatic HFrEF) with severely reduced ejection fraction. The primary endpoint of COMET-HF is the time to first event in the primary composite endpoint of cardiovascular death, first heart failure event, left ventricular assist device (LVAD) implantation or cardiac transplantation, or stroke. COMET-HF is expected to enroll approximately 1,800 patients randomized on a 1:1 basis to receive omecamtiv mecarbil or placebo for up to 48 weeks.

Collaboration for Commercialization of Omecamtiv Mecarbil in Greater China

We were party to a license and collaboration agreement under which we granted to Corxel an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. In the fourth quarter of 2024, we terminated the license and collaboration agreement by mutual agreement with Corxel. Accordingly, all rights to develop and commercialize omecamtiv mecarbil in China and Taiwan have reverted to us. We do not intend to commercialize omecamtiv mecarbil in China or Taiwan ourselves and may seek a partner in the future to do so, subject to positive results from COMET-HF and market conditions.

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

In the second quarter of 2024, we entered into the RP OM Loan Agreement with RPDF. Pursuant to the RP OM Loan Agreement, RDPF has a revenue interest entitling it to quarterly payments in an amount equal to 2.0% of the annual worldwide net sales of omecamtiv mecarbil, subject to a minimum floor amount ranging from $5.0 million to $8.0 million during the first 18 calendar quarters commencing on the calendar quarter during which FDA approval for omecamtiv mecarbil is obtained, as further described in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K under the section "RP OM Loan Agreement," on condition that a new Phase 3 clinical trial of omecamtiv mecarbil is successful by June 30, 2028 and we receive the marketing approval from the FDA for omecamtiv mecarbil on or prior to December 31, 2029.

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

Phase 1 Trial Results

We conducted a Phase 1 double-blind randomized, placebo-controlled, multi-part single and multiple ascending dose clinical study with the goal of evaluating the safety, tolerability and PK of CK-586 when administered orally as single or multiple doses to healthy participants. The primary objective of this Phase 1 double-blind randomized, placebo-controlled, single and multiple ascending dose clinical study was to evaluate the safety, tolerability and PK of CK-586 when administered orally to healthy participants. The study design included seven single ascending dose cohorts (10 mg to 600 mg) comprised of 10 participants each, and two multiple-dose cohorts (100 and 200 mg once daily) comprised of 10 participants each. This study data demonstrated that CK-586 was safe and well tolerated in healthy participants. No serious adverse events were observed and the stopping criteria for the study were not met. The half-life of CK-586 was observed to be in the range of 14 to 17 hours. CK-586 demonstrated dose-linearity without a change in half-life over a wide range of exposures, with a steady-state appearing evident within seven days of dosing. Left ventricular ejection fraction and left ventricular fractional shortening decreased from baseline in an exposure-dependent manner, and the pharmacokinetic/pharmacodynamic relationship appeared shallow and predictable. At the highest single dose of 600 mg, the mean decrease in LVEF was <5%. These results demonstrate pharmacologic properties that may enable once-daily fixed-dose administration in the future.

AMBER-HFpEF

In the fourth quarter of 2024, we announced the design of AMBER-HFpEF (Assessment of CK-586 in a Multi-Center, Blinded Evaluation of Safety and Tolerability Results in HFpEF), a Phase 2 randomized, placebo-controlled, double-blind, multi-center, dose-finding clinical trial in patients with symptomatic HFpEF with left ventricular ejection fraction ≥ 60%. The primary objective is to evaluate the safety and tolerability profile of CK-586 compared to placebo. The secondary objectives include assessing the effect of CK-586 on LVEF and NT-proBNP, its pharmacokinetics, and its pharmacokinetic/pharmacodynamic relationship. AMBER-HFpEF is currently enrolling patients.

Royalty Pharma Revenue Interest

In the second quarter of 2024, we entered into a Revenue Participation Right Purchase agreement, which we refer to as the RP CK-586 RPA, with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from worldwide net sales of CK-586 by us, our affiliates or licensees. Under the RP CK-586 RPA, in consideration of an up-front $50 million payment, RPI ICAV purchased a revenue interest entitling it to 1.0% of our annual worldwide net sales of CK-586. In addition, following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in heart failure with preserved ejection fraction in humans for CK-586, RPI ICAV, at its sole discretion, has the right to purchase an additional revenue interest which if exercised would entitle it to an additional 3.5% of our annual worldwide net sales of CK-586 in consideration of a payment equal to 50.0% of our future research and development costs of a Phase 3 trial of CK-586 up to a maximum of $150 million.

Neuromuscular Program

Our neuromuscular program is focused on the activation of the skeletal sarcomere, the basic unit of skeletal muscle contraction. The skeletal sarcomere is a highly ordered cytoskeletal structure composed of skeletal muscle myosin, actin, and a set of regulatory proteins, which include the troponins and tropomyosin. This program leverages our expertise developed in our ongoing discovery and development of cardiac sarcomere activator.

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

In the fourth quarter of 2024, we announced that the first participants have been dosed in a Phase 1 randomized, double-blind, placebo-controlled, multi-part, single and multiple ascending dose clinical study of CK-089 in healthy human participants. CK-089 is a fast skeletal muscle troponin activator with potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-089 when administered orally as single or multiple doses to healthy participants. The study design includes single ascending dose cohorts and multiple-dose ascending cohorts comprised of 10 participants each. Our clinical development program for CK-089 is subject to a partial clinical hold from FDA that limits our ability to dose patients at doses anticipated to result in plasma exposures higher than certain levels, which may limit the ability of our Phase 1 trial to identify a therapeutic dose for CK-089.

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

Commercial Readiness

We began building our commercial capabilities in the U.S. prior to the potential FDA approval and launch of omecamtiv mecarbil, our cardiac myosin activator. Upon receipt of the complete response letter from FDA in response to our NDA for omecamtiv mecarbil, we maintained the infrastructure that had been built and further refined the team and activities in anticipation of what may now be our first commercial launch with aficamten, our cardiac myosin inhibitor, in the third quarter of 2025. We hired a number of headquarter positions inclusive of those experienced in HEOR, pricing, distribution, analytics, commercial operations, marketing, sales leadership as well as commercial strategies, systems, and operational execution. In addition, we have hired our field sales leadership team with substantial cardiovascular experience, as well our market access field team that includes people with deep experience working with the payer community. We plan to expand the team with customer-facing sales positions as we near potential FDA approval in 2025. Additionally, we established our field-based medical affairs team, inclusive of medical directors, medical education and medical communications functions, as well as medical science liaisons in key geographies across the U.S. In Europe, we filled key leadership positions in country leadership, medical affairs and market access and made meaningful progress in building the corporate infrastructure necessary to enable a commercial launch of aficamten as soon as 2026.

Our go-to-market approach for aficamten includes three phases; learn, design, and build. Based on our market research, we learned the overall journey to diagnosis is complex and challenging due to unique symptoms present in each patient along with limited disease awareness across the broader health care system, leading to confusion and complexity for patients and the healthcare professionals who treat them. HCM patients experience many complications, and, in addition to the physical impact, patients experience profound psychological effects that impact social involvement and other aspects of everyday life.

We are designing a comprehensive patient and HCP support program to help address patient needs to facilitate ease of transitioning to therapy with a cardiac myosin inhibitor. The program design includes reimbursement support, affordability programs and patient education resources to support the patient journey.

Market research has revealed some challenges that may have impacted the adoption and uptake of another cardiac myosin inhibitor related to its REMS program, including echo monitoring, pharmacy certification, drug-drug interactions, down titration challenges and overall REMS process complexity. We believe aficamten may have attributes that could impact differentiation, including time to onset and reversibility, predictable dose response, no clinically meaningful P450 liabilities resulting in REMS related drug-drug interaction monitoring and frequency of echo monitoring. In 2024, we also created a market development and education campaign, developed the field commercial training modules, engaged with payers with compliant, pre-approval information and continued planning to build out the necessary technologies to optimize customer engagement.

We recognize the critical importance of market access. We hired a seasoned account management team that covers over ~100 health care plans that represent greater than 90% of covered lives. The team has interacted with every major PBM in introducing our company. We maintain a strong commitment to health economics research, which is intended to facilitate our ability to effectively convey the value proposition of aficamten to a broad range of stakeholders. The two platforms that we expect to generate this value include the results of SEQUOIA-HCM and the clinical attributes of aficamten. Our customer-facing strategy and deployment has been informed by insights gathered from potential health care professional customers through market research, focus groups and advisory boards. This strategy and deployment, coupled with secondary data, patient diagnosis data, prescriptions and treatment data, has identified approximately 10,000 treaters, which represent an estimated ~75% of HCM cardiologist patient volume, enabling us to design an efficient and impactful customer-facing structure.

Manufacturing Resources and Product Supply

Our drug candidates require precise high-quality manufacturing that is compliant with good manufacturing processes (or foreign equivalent) and other applicable laws. We have no manufacturing capabilities and rely on third parties for the supply and sourcing of raw materials, the manufacture of active pharmaceutical ingredients and the manufacture and packaging of finished drug products for both clinical trial materials and commercial supply.

In view of a potential commercial launch of aficamten, we have secured long-term commercial supply agreements with reputable contract manufacturers for the supply of finished drug product and active pharmaceutical ingredients respectively.

For our portfolio of small molecules, we continue to expand our network through well-established and reputable third-party contract manufacturers for our CMC and manufacturing needs that have good regulatory standing and suitable manufacturing capabilities and capacities. These third parties must comply with applicable regulatory requirements, including FDA’s cGMP, the E.U.’s Guidelines on Good Distribution Practice, as well as other stringent regulatory requirements enforced by the FDA or foreign regulatory agencies, as applicable, and are subject to routine inspections by such regulatory agencies. In addition, through our third-party contract manufacturers and data service providers, we continue to provide serialized commercial products as required to comply with the Drug Supply Chain Security Act. We monitor and evaluate the performance of our third-party contract manufacturers on an ongoing basis for compliance with these requirements and to affirm their continuing capabilities to meet both our commercial and clinical needs. We employ highly skilled personnel with both technical and manufacturing experience to diligently manage the activities at our third-party contract manufacturers and other supply chain partners, and our quality department audits them on a periodic basis.

We are mindful of the increasing risks of relying on sole source raw materials from countries where global trade disputes or restrictive legislation are possible. For example, we currently source a key registered starting material for aficamten from a manufacturer in China. Although we do not anticipate any immediate difficulties in procuring raw materials from China, we are actively seeking to establish alternative geographically diverse supply arrangements for this particular registered starting material and other raw materials and compounds.

Competition

There are many companies focused on the development of small molecules for the treatment HCM, HFrEF, HFpEF and other diseases that our drug candidates are intended to treat. Our competitors and potential competitors include major pharmaceutical and biotechnology companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Many of the organizations competing with us have greater capital resources, larger research and development staffs and facilities, deeper regulatory expertise and more extensive product manufacturing and commercial capabilities than we do, which may afford them a competitive advantage.

Competition for Aficamten

If aficamten is approved by the FDA or other regulatory authorities for the treatment of HCM, it will compete with Camzyos® (mavacamten), a first in class cardiac myosin inhibitor marketed by Bristol Myers Squibb. In addition to Camzyos®, Edgewise Therapeutics is conducting clinical trials and could compete with aficamten if successful. Other companies may also be conducting clinical trials and pre-clinical activities in HCM, and if successful, there may other treatments approved for HCM, some of which may be complementary to aficamten and others of which may be competitive.

The commercial success of aficamten will be highly dependent on differentiation of aficamten from Camzyos®. Camzyos® was approved by FDA with a comprehensive and mandatory REMS, including all or many of the elements to assure safe use (ETASU) that are contemplated in Section 505-1(f)(3) of the U.S. Food, Drug & Cosmetics Act. Our proposed NDA as submitted to FDA contained a distinct risk mitigation approach specific to aficamten. We believe the commercial prospects of aficamten are highly dependent on whether FDA approves aficamten with a label and/or post-marketing conditions that are less challenging to prescribers and patients than the REMS applicable to Camzyos®.

We believe that our ability to successfully compete will depend on, among other things:

•
efficacy, safety and reliability of aficamten, both alone and in combination with other therapies;
•
the timing and scope of regulatory approvals in the United States and other countries, if any;
•
the imposition by FDA or other regulatory authorities of a REMS program that is differentiated and less burdensome to healthcare providers, pharmacists and patients than the REMS program to which Camzyos® is subject;
•
our ability to manufacture and sell commercial quantities of aficamten product to the market;
•
our ability to gain market access and secure coverage and adequate reimbursement in approved indications;
•
product acceptance by physicians and other health care providers;
•
protection of our intellectual property, including our ability to enforce our intellectual property rights against potential generic competition; and
•
the availability of substantial capital resources to fund development and commercialization activities.

Competition for Omecamtiv Mecarbil

We believe the principal competition for omecamtiv mecarbil, if ultimately approved for sales and marketing by FDA and/or other regulatory agencies for the treatment of HFrEF includes generic drugs, such as milrinone, dobutamine or digoxin and branded drugs approved for the treatment of HFrEF such as Corlanor® (ivabradine), and Verquvo® (vericiguat). Omecamtiv mecarbil could also compete against other novel drug candidates and therapies in development, such as those being developed by Novartis AG, Merck & Co., Inc., Bayer AG, AstraZeneca PLC and Bristol-Myers Squibb Company.

If approved, omecamtiv mecarbil is intended not to be competitive to guideline directed first line therapies but a complementary add-on therapy for the subset of heart failure patients with severely reduced ejection fraction. The first line HFrEF generic therapies, including beta-blockers, angiotensin-converting enzyme (ACE) inhibitors, angiotensin receptor blockers (ARBs), Mineralocorticoid receptor antagonists (MRAs) as well the branded drugs such as Entresto® (sacubitril/valsartan) and SGLT2 inhibitor class that have either expanded or are planning to expand their labels to include treatment of patients with heart failure, including Forxiga® (dapagliflozin), Invokana® (canagliflozin), and Jardiance® (empagliflozin).

The treatement landscape for HFrEF is crowded and evolving rapidly, especially given the addition of SGLT2 inhibitors as AHA/ACC/HFSA guideline directed medical therapy for HFrEF. SGLT2 inhibitors have steadily gained market share. In addition, there are a number of medical devices both marketed and in development for the treatment of patients living with heart failure.

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
•
the timing and scope of regulatory approval by EMA and regulatory bodies in other countries;

•
our ability to manufacture and sell commercial quantities of omecamtiv mecarbil product to the market;
•
our ability to gain market access and secure coverage and adequate reimbursement with affordable patient out of pocket cost in approved indications;
•
product acceptance by physicians and other health care providers;
•
if required in connection to regulatory approval by FDA, EMA and/or other regulatory authorities, the availability of an antibody-based immunoassay to measure omecamtiv mecarbil concentration levels in patients to whom omecamtiv mecarbil is administered;
•
price competition, particularly of generic products;
•
protection of our intellectual property, including our ability to enforce our intellectual property rights against potential generic competition; and
•
the availability of substantial capital resources to fund development and commercialization activities.

Intellectual Property Resources

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2024, we owned, co-owned or licensed 80 issued U.S. patents, over 600 issued patents in various foreign jurisdictions, and over 380 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position.

The following tables list certain granted U.S. and European patents that relate to our most advanced drug candidates. Additional patent protection through granted patents in the U.S., Europe, or other foreign jurisdictions may be available, and additional patent applications in the U.S., Europe, or other foreign jurisdictions are being pursued. In addition to patent exclusivity, the drug candidates may be protected by regulatory exclusivities upon approval in some countries.

Aficamten

The following table describes certain issued U.S. and European patents that relate to aficamten. In addition to the patents listed below, we continue to pursue additional patent applications. At the appropriate time, the company will pursue available patent term extensions and supplementary protection certificates in the U.S. and Europe that may, if issued, extend exclusivity beyond the patent expirations listed in the table.

Jurisdiction	Patent No.	Patent Type	Patent Expiration*
United States	10,836,755	Composition of matter	2039
Europe	3740481	Composition of matter	2039
Europe	3999180	Polymorphic forms	2040
Europe	3999038	Formulation	2040

*Stated expiration dates do not account for any patent term adjustment, patent term extension, supplementary protection certificates, or pediatric extensions that may be available. If aficamten is approved, an extension of the U.S. patent term may be available for one patent covering the approved drug, which could extend the term of the applicable patent by up to a maximum of five additional years but not to exceed a total of 14 years from the date of product approval.

In Japan, aficamten is protected by an issued patent covering the composition of matter of aficamten that expires in 2039. In China, aficamten is protected by issued patents covering the composition of matter, polymorphic forms, and formulations of aficamten that expire between 2039 and 2040. At the appropriate time, the company will pursue available patent term extensions in Japan and China that may, if issued, extend exclusivity beyond the baseline patent expiration dates.

Omecamtiv Mecarbil

The following table describes certain issued U.S. and European patents that relate to omecamtiv mecarbil. In addition to the patents listed below, we continue to pursue additional patent applications. At the appropriate time, the company will pursue available patent term extensions and supplementary protection certificates in the U.S. and Europe that may, if issued, extend exclusivity beyond the patent expirations listed in the table.

Jurisdiction	Patent No.	Patent Type	Patent Expiration*
United States	7,507,735	Composition of matter	2025
United States	9,988,354	Salt form	2034
United States	9,951,015	Formulation	2034
United States	11,576,910	Methods of treatment	2038
United States	12,194,093**	Method of treatment	2041
Europe	1765327	Composition of matter	2025
Europe	2968173	Formulation	2034
Europe	2970123	Salt form	2034

*Stated expiration dates do not account for any patent term adjustment, patent term extension, supplementary protection certificates, or pediatric extensions that may be available. If omecamtiv mecarbil is approved, an extension of the U.S. patent term may be available for one patent covering the approved drug, which could extend the term of the applicable patent by up to a maximum of five additional years but not to exceed a total of 14 years from the date of product approval.

In Japan, omecamtiv mecarbil is protected by issued patents covering the composition of matter, the salt form and formulation of omecamtiv mecarbil that expire between 2025 and 2034.

In China, omecamtiv mecarbil is protected by issued patents covering the salt form and formulation of omecamtiv mecarbil that expire in 2034. At the appropriate time, the company will pursue available patent term extensions in Japan and China that may, if issued, extend exclusivity beyond the baseline patent expiration dates.

For a description of the risks relating to our intellectual property, please see the risk factors under Item 1A of this report.

Compliance with Government Regulation

The Regulatory Process for Drug Development

Our business activities, including the manufacturing of our product candidates and our ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Regulation by these government authorities is a significant component in the development, manufacture and commercialization of pharmaceutical products and services. Before marketing in the United States, any new drug developed must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act, as amended (the “FDCA”). The FDCA and other various federal, state and foreign statutes govern or influence the research, testing, manufacture, safety, labeling, storage, recordkeeping, approval, promotion, marketing, distribution, post-approval monitoring and reporting, sampling, quality, and import and export of our medicines. State, local, and other authorities also regulate pharmaceutical manufacturing.

Applicable legislation requires licensing of manufacturing and contract research facilities, carefully controlled research and testing of products, and governmental review and/or approval of results prior to marketing therapeutic products. Additionally, adherence to GLPs and cGCPs during nonclinical and clinical testing and cGMP during production is required. Our manufacturing CMOs are subject to periodic inspection by the FDA and other foreign equivalents to ensure that they are operating in compliance with cGMP requirements. In addition, marketing authorization for each new medicine may require a rigorous manufacturing pre-approval inspection by regulatory authorities. Post approval, there are strict regulations regarding changes to the manufacturing process, and, depending on the significance of the change, changes may require prior FDA approval. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use.

In addition, we are subject to other state and federal laws, including, among others, anti-kickback laws, fraud and abuse, false claims laws, Sunshine Act, patient protection and affordable care, data privacy and security laws and regulations, and transparency laws that restrict certain business practices in the pharmaceutical industry. Violations of these healthcare laws can result in significant penalties, including civil, criminal and administrative penalties. Moreover, government coverage and reimbursement policies will both directly and indirectly impact our ability to successfully commercialize any future approved products, and such coverage and reimbursement policies will be impacted by enacted and any applicable future healthcare reform and drug pricing measures. Further, the United States and some foreign jurisdictions may consider and enact additional legislative and regulatory initiatives to change the healthcare system and modify these laws in ways that could affect the pharmaceutical industry.

U.S. Pharmaceutical Product Development Process

To establish a new product candidate’s safety and efficacy, the FDA requires companies seeking approval to market a pharmaceutical drug product to submit extensive preclinical and clinical data, along with other information, for each indication for which the product will be labeled. The data and information are submitted to the FDA in the form of a New Drug Application, or NDA, which must be accompanied by payment of a significant user fee unless a waiver or exemption applies. Generating the required data and information for an NDA takes many years and requires the expenditure of substantial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process. The failure to demonstrate adequately the quality, safety and efficacy of a product candidate under development would delay or prevent regulatory approval of the product candidate. Under applicable laws and FDA regulations, each NDA submitted for FDA approval is given an internal administrative review within 60 days following submission of the NDA. If deemed sufficiently complete to permit a substantive review, the FDA will “file” the NDA. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal goals of eight months from submission for priority review of NDAs that cover new product candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 12 months from submission for the standard review of NDAs. However, the FDA is not legally required to complete its review within these periods, these performance goals may change over time and the review is often extended by FDA requests for additional information or clarification. Moreover, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the NDA can be approved. Before approving an NDA, the FDA can choose to inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs. The FDA may also audit sites at which clinical trials have been conducted to determine compliance with cGCPs and data integrity. The FDA’s review of an NDA may also involve review and recommendations by an independent FDA advisory committee, particularly for novel indications. The FDA is not bound by the recommendation of an advisory committee. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government authorities, managed care providers, private health insurers and other organizations. In the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such products and services. There is no uniform coverage and reimbursement policy among third-party payors in the United States; however, private third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services in addition to their safety and efficacy and, accordingly, significant uncertainty exists as to the coverage and reimbursement status of newly approved therapeutics. In particular, in the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices that are lower than they would otherwise be. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. As a result, coverage and adequate third-party reimbursement may not be available for our product candidates to enable us to realize an appropriate return on our investment in research and product development.

The market for our products and product candidates for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or may otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We would be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any of our product candidates for which we may receive approval and could have a negative effect on our future revenue and operating results. We cannot be certain that our product candidates will be considered cost-effective. If we are unable to obtain coverage and adequate payment levels for our product candidates from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

Cytokinetics Human Capital

As of December 31, 2024, we had 498 employees.

We are committed to fostering and maintaining a culture that engenders collaboration and teamwork, inclusion, respect, transparency and candor. We provide our employees with an array of professional development resources and tools to support their learning, growth and development opportunities. We were honored to be recognized as a San Francisco Times Best Place to Work and Great Places to Work in 2024.

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

We have a rigorous annual goal setting and goal evaluation process under the supervision of the Compensation and Talent Committee of our Board of Directors and senior management to assist our employees in understanding what is expected of them individually and as an organization.

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

The research, testing, manufacturing, selling and marketing of drugs are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. Neither we nor our partners are permitted to market our potential drugs in the United States until we receive approval of an NDA from the FDA. We have never received NDA or other marketing approval for any of our drug candidates. Obtaining NDA approval is a lengthy, expensive and uncertain process. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, a determination that a drug candidate is not safe or effective, that the data from non-clinical testing and clinical trials is insufficient and that our partner’s or the contract manufacturer’s processes or facilities are not in compliance with GMP. Even if we receive regulatory approval to manufacture and sell a drug in a particular regulatory jurisdiction, other jurisdictions’ regulatory authorities may not approve that drug for manufacture and sale.

Regulatory approval of an NDA, NDA supplement or other marketing application for our drug candidates is never guaranteed. For example, our NDA for omecamtiv mecarbil for the treatment of HFrEF resulted in a complete response letter notwithstanding the fact that GALACTIC-HF met its primary efficacy endpoint. As an example of the NDA for omecamtiv mecarbil illustrates, while we have submitted an NDA to FDA and an MAA to EMA for aficamten, such marketing applications may not lead to any regulatory approvals, or may result in requirements to conduct additional clinical trials prior to any potential approvals, which would increase our development costs and delay or preclude any revenue from commercial sales of aficamten and/or our other drug candidates.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the satisfaction of FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. We or our partners will need to demonstrate efficacy in clinical trials for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet met the safety and efficacy standards required for regulatory approval for commercialization and they may never do so. For example, the CRL we received on February 28, 2023 in connection to our NDA for omecamtiv mecarbil stated the results of GALACTIC-HF were not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, and on March 31, 2023, we announced the discontinuation of COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, due to futility. If we fail to demonstrate that our drugs are safe and efficacious, we may incur additional development costs and be precluded from realizing commercial sales for our drug candidates.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in clinical trials for a variety of reasons, including, but not limited to, the existence of approved therapies and the concurrent enrollment of clinical trials for competing therapies. The enrollment of patients depends on many factors, including: the patient eligibility criteria defined in the protocol; the size of the patient population required for analysis of the trial’s primary endpoints; the proximity of patients to study sites; the design of the trial; the ability to recruit clinical trial investigators with the appropriate competencies and experience; clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies or clinical trials being conducted by our competitors; the ability to obtain and maintain patient consents; the risk that patients enrolled in clinical trials will drop out of the trials before completion. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our and our partners’ ability to advance the development of product candidates.

The failure to successfully develop, manufacture and obtain regulatory clearance or approval of an immunoassay or companion diagnostics, if required by FDA as a condition to approval of our drugs, could harm our development and commercialization strategy for such drugs in key markets.

In connection with the anticipation of filing of a new NDA and MAA for omecamtiv mecarbil at the conclusion of the COMET-HF trial, FDA and/or EMA may require that patients treated with omecamtiv mecarbil have their blood monitored during titration for concentrations of the drug in order to ensure optimized dosing that maximizes benefits without undue risk. We have contracted with Microgenics Corporation, a subsidiary of Thermo Fisher, to develop and eventually commercialize an antibody-based immunoassay for blood concentrations of omecamtiv mecarbil. The development, manufacture and regulatory approval of an antibody-based immunoassay, however, may be complex and/or time consuming. Such an immunoassay could require regulatory clearance by FDA as a companion diagnostic device or similar regulatory clearance by EMA, and there is no assurance that such regulatory clearance will be obtained. In addition, if required by FDA and/or EMA as part of any approved label for omecamtiv mecarbil, we will be dependent on Microgenics Corporation to successfully manufacture and commercialize its immunoassay in sufficient quantities in all key markets in which we may seek to commercialize omecamtiv mecarbil, failing which, our potential sales of omecamtiv mecarbil could be materially adversely affected.

We depend on CROs to conduct our clinical trials and we have limited control over their performance. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our CROs, we may not be able to obtain regulatory approval for or commercialize our product candidates on a timely basis, if at all.

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

Although we rely, and will continue to rely, on these third parties to conduct our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We, and these third parties are required to comply with cGCPs for clinical studies. cGCPs are regulations and guidelines enforced by the FDA, EMA and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable regulatory requirements, including cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which could add additional costs and could delay the regulatory approval process.

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

Our potential market opportunity is based on a number of internal and third-party estimates and resources, including, without limitation, our estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties, which may be incorrect. Our estimated potential market opportunity for cardiac myosin inhibitors in HCM is based on the following assumptions: our understanding of the prevalence of HCM in the general population from published epidemiological studies and analysis of longitudinal claims data, the percentage split of diagnosed obstructive HCM and non-obstructive HCM patients derived from market research and patient transaction databases, the percentage of available symptomatic patients not adequately managed by the current standard of care among diagnosed HCM patients, rates of patient compliance and persistence, based on patient transaction database and/or third-party market research. The conditions supporting our assumptions or estimates and the market data supporting these assumptions and estimates may change at any time or otherwise be inaccurate, thereby reducing the predictive accuracy of these underlying factors.

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

Our competitors may develop drugs that are less expensive, safer and/or have similar or better efficacy than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. We will also compete for market share against large pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, may develop new drug candidates that will compete with ours. Many of these competitors have larger research and development programs or substantially greater financial resources than we do. If our competitors market drugs that are less expensive, safer and/or have similar or better efficacy than our potential drugs, or that reach the market sooner than our potential drugs, we may not achieve commercial success.

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

We currently have limited interactions and relationships with payors. Our ability to engage with US payors and secure coverage may improve as FDA review of our NDA advances. Over time, we anticipate our drugs will be adopted by our patients as indicated by their labels once they are approved by regulatory authorities. To achieve this adoption, our drugs will need to be widely reimbursed and listed in formularies of major pharmacy benefit managers and payors in the U.S. These major pharmacy benefit managers and payors include Medicare, Medicaid, VA, DoD, TriCare, and commercial payors. The process to achieve coverage with pharmacy benefit managers and payors can be time consuming, is not guaranteed and if achieved can impact profitability given the level of rebates often required.

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

Additionally, to the extent required by regulatory authorities for the safe and effective use of any of our future marketed products, we or our partners may develop companion diagnostic tests for use with our product candidates such as with omecamtiv mecarbil. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics and could adversely impact the commercial prospects of omecamtiv mecarbil or any other drug we may develop that requires a companion diagnostic test.

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

We do not operate manufacturing facilities for clinical or commercial production of our drug candidates and rely on CMOs for the manufacture of finished drug product and active pharmaceutical ingredient. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale.

In addition, under our license and collaboration agreements, we have committed to providing Sanofi and Bayer with supply of aficamten for development and commercialization of aficamten in China, Taiwan and Japan, which we will have to source from our contract manufacturers. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials, and to fulfil our obligations under our license and collaboration agreements.

If any of our existing or future contract manufacturers fail to, or are unable to perform satisfactorily or if any of the raw materials or drug products are subject to restrictive import/export controls, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues, and also lead to our breach of one of our license and collaboration agreements, giving rise to the ability to terminate such agreements and other adverse consequences as stipulated in such agreements. In addition, if a contract manufacturer fails to, or is unable to, perform as agreed, our ability to collect damages may be contractually limited.

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

To date, our drug candidates have been manufactured in quantities adequate for preclinical studies and early through late-stage clinical trials. In order to conduct large scale clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture some drug candidates in larger quantities and validate the repeatability of those manufacturing processes. We may not be able to successfully repeat or increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. Significant changes or scale-up of manufacturing may require additional validation studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those changes or scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients.

Our drug candidates require precise high-quality manufacturing. The failure to achieve and maintain high manufacturing standards in compliance with cGMP, including failure to document and detect, control, analyze and resolve anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in patient injury or death, discontinuance or delay of ongoing or planned clinical trials, delays or failures in product testing or delivery or regulatory approval, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including cGMPs, regulations and similar foreign laws and standards. Each contract manufacturer must pass a pre-approval inspection before we can obtain marketing approval for any of our drug candidates and following approval will be subject to ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies, to ensure strict compliance with cGMPs and other applicable government regulations and corresponding foreign laws and standards. We seek to ensure that we and our contract manufacturers comply fully with all applicable regulations, laws and standards. However, we do not have control over our contract manufacturers’ compliance with these regulations, laws and standards. If one of our contract manufacturers fails to pass its pre-approval inspection or maintain ongoing compliance at any time, the production of our drug candidates could be interrupted, resulting in delays or discontinuance of our clinical trials, additional costs and potentially lost revenues from delays or refusals of regulatory approvals for our drug candidates. In addition, failure of any third-party manufacturers or us to comply with applicable regulations, including pre- or post-approval inspections and the cGMP requirements of the FDA or other comparable regulatory agencies, could result in sanctions being imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

Any regulatory approvals that we or our partners receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or require potentially costly post-marketing follow-up studies or compliance with a REMS program that includes FDA's elements of safe use. For example, Camzyos® (mavacamten), a small molecule myosin inhibitor commercialized by Bristol-Myers Squibb Company has a similar mechanism of action to aficamten and is subject to a REMS with all of the elements of safe use, an FDA imposed program designed to support the safe use of certain medications with serious safety concerns to help ensure the benefits of the medication outweigh its risks. The Camzyos® (mavacamten) REMS program requires, among other things, restrictions and qualifications on pharmacies that dispense the drug and certification, record-keeping, ongoing monitoring and patient counseling obligations on physicians who prescribe the drug. The requirements of an REMS program, particularly one that includes the FDA's elements of safe use, may limit the commercial success of a drug due by making it more difficult and time consuming for physicians to prescribe the drug and for patients to obtain and subsequently use a drug. Since aficamten is a small molecule myosin inhibitor with a similar mechanism of action to Camzyos® (mavacamten), it is possible that FDA or other regulatory bodies may condition marketing approval of aficamten on the implementation of a similar REMS program to that of Camzyos® (mavacamten). The commercial success of aficamten will be highly dependent on differentiation of aficamten from Camzyos®. Our proposed NDA as submitted to FDA contained a distinct risk mitigation approach specific to aficamten. We believe the commercial prospects of aficamten are highly dependent on whether FDA approves aficamten with a label and/or post-marketing conditions that are less challenging to prescribers and patients than the REMS applicable to Camzyos®.

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

Even if our drug candidates obtain regulatory approval, the resulting drugs, if any, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Even if the clinical safety and efficacy of drugs developed from our drug candidates are established for purposes of approval, physicians may elect not to recommend these drugs for a variety of reasons including, but not limited to: the availability of competitive drugs to the market; cost-effectiveness; availability of insurance coverage and reimbursement; convenience and ease of administration; prevalence and severity of adverse events; HCP practice patterns and familiarity with earlier to market therapies.

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

Patent terms may be inadequate to protect our competitive position on our technologies and drug candidates for an adequate amount of time. Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies and drug candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned, co-owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or our partners.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

We rely on trade secrets to protect our technology, particularly where we believe patent protection is not appropriate or obtainable. However, trade secrets are often difficult to protect, especially outside of the United States. While we endeavor to use reasonable efforts to protect our trade secrets, our or our partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements, if any, executed by those individuals may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. We cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Pursuing a claim that a third party had illegally obtained and was using our trade secrets would be expensive and time-consuming, and the outcome would be unpredictable. Even if we are able to maintain our trade secrets as confidential, if our competitors lawfully obtain or independently develop information equivalent or similar to our trade secrets, our business could be harmed.

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

If a third party claims that our actions infringe its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including, but not limited to: infringement and other intellectual property claims can be costly and time-consuming to litigate; substantial damages; a court prohibiting us from selling or licensing our drugs or technologies; and if a license is available to such technology, we may have to pay substantial royalties or grant cross-licenses to our patents or other proprietary rights.

We may undertake infringement or other legal proceedings against third parties, causing us to spend substantial resources on litigation and exposing our own intellectual property portfolio to challenge.

Third parties may infringe our patents. To prevent infringement or unauthorized use, we may need to file infringement suits, which are expensive and time-consuming. In an infringement proceeding, a court may decide that one or more of our patents is invalid, unenforceable, or both. In such case third parties may be able to use our technology without paying licensing fees or royalties. Even if the validity of our patents is upheld, a court may refuse to stop the other party from using the technology at issue on the ground that the other party’s activities are not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. In addition, third parties may affirmatively challenge the scope or validity of our patent rights.

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

We have incurred operating losses in each year since our inception in 1997, due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our drug candidates are all in early through late-stage clinical testing. We expect to incur increasing losses, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize aficamten, if approved. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose part or all of your investment.

We will need substantial additional capital in the future to sufficiently fund and maintain our operations.

We have consumed substantial amounts of capital to date, and our operating expenditures will increase as we expand our research and development activities and expand our organization to commercialize aficamten, if approved. We have funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreements, revenue interest agreements, strategic alliances, long-term debt, other financings, interest on investments and grants. We believe our existing cash and cash equivalents, short-term investments and interest earned on investments should be sufficient to meet our projected operating requirements for at least the next 12 months. We based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, the organizational scale up and associated expenditures with commercial readiness activities to launch aficamten, if approved, combined with the absence of any revenues until sometime in late 2025, if at all. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not have any commitments for future funding other than through loans under the RP Multi Tranche Loan Agreement and reimbursements, milestone and royalty payments that we may receive under our agreements with Sanofi and Bayer. We may not receive any further funds under any of these agreements, for example, if we fail to satisfy the conditions for future loan disbursement or as a result of the default or insolvency of our lenders. Our ability to raise funds may be adversely impacted by worsening economic conditions or disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us, and if we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities, and our stock price may be negatively affected.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes, the 2027 Notes, the RP Multi Tranche Loan Agreement and the RP OM Loan Agreement.

As of December 31, 2024 and 2023 we had $0.8 billion and $0.6 billion of debt recorded on the balance sheet comprised of the RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, and the 2026 and 2027 Convertible Notes, respectively.

We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things: increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes; limiting our flexibility to plan for, or react to, changes in our business; diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes; and placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

The RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, the RP CK-586 RPA, the RP Aficamten RPA, the RP OM RPA, and the indentures related to the Convertible Notes require that we comply with certain covenants, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, the RP CK-586 RPA, the RP Aficamten RPA and the RP OM RPA contain certain covenants applicable to us, including among other things, development and commercialization diligence obligations in connection to aficamten, omecamtiv mecarbil and CK-586 and reporting obligations, which could also restrict our business and operations, particularly in connection to our development and commercialization of aficamten, omecamtiv mecarbil and CK-586.

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

We have no rights to repurchase the revenue interests in aficamten, omecamtiv mecarbill, or CK-586 (other than, in respect of CK-586 only, in connection with a change of control of Cytokinetics) sold to affiliates of Royalty Pharma, thereby limiting our ability to eliminate future applicability of the covenants contained in the RP CK-586 RPA, the RP OM RPA and the RP Aficamten RPA, and although we have voluntary prepayment rights under the RP Multi Tranche Loan Agreement and the RP OM Loan Agreement, any voluntary prepayment rights under the RP Multi Tranche Loan Agreement require that we pay 190% of the principal amount of amounts disbursed to us as tranche 1, tranche 4, tranche 5, tranche 6, and tranche 7 loans and 200% for tranche 2 and tranche 3 loans, thereby making it potentially disadvantageous to voluntarily prepay RPDF prior to the final maturity date applicable to loans outstanding under the RP Multi Tranche Loan Agreement.

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

The RP Multi Tranche Loan Agreement makes available to us up to $525.0 million in loans ($75.0 million of which is no longer available to us as a result of conditions not having been satisfied), of which a $50.0 million loan was disbursed to us upon execution of the original RP Multi Tranche Loan Agreement and a $50.0 million loan was disbursed to us upon our entry into an amendment to the RP Multi Tranche Loan Agreement on May 22, 2024. Should we not satisfy the conditions for tranches 5 and 7, or in the event we fail to meet our obligations or default under the agreement, the actual amount of additional loan disbursements could be substantially less than the maximum amounts available thereunder.

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

We will depend on Sanofi for the development and commercialization of aficamten in China and Bayer for the development and commercialization of aficamten in Japan.

Under the terms of our license and collaboration agreements, Sanofi and Bayer are responsible for the development and commercialization of aficamten in China and Japan, respectively. The timing and amount of any milestone and royalty payments we may receive under our license and collaboration agreements from Sanofi and Bayer will depend in part on the efforts and successful commercialization of aficamten by our outlicense partners. We do not control the individual efforts of outlicense partners, and any failure by our partners to devote sufficient time and effort to the development and commercialization of aficamten or to meet their respective obligations to us, including for future milestone and royalty payments; or to satisfactorily resolve significant disagreements with us could each have an adverse impact on our financial results and operations. We depend on our partners to comply with all applicable local laws relative to the development and commercialization of aficamten. If our partners violate, or are alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of any of the license and collaboration agreements with Sanofi and Bayer could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development and commercialization of aficamten in China or Japan. Alternatively, we may attempt to identify and transact with a new sub-licensee, but there can be no assurance that we would be able to identify a suitable sub-licensee or transact on terms that are favorable to us.

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

For example, in August 2022, the Inflation Reduction Act, or IRA, was signed into law, which, among other things, includes prescription drug provisions that may impact product pricing including the potential for net price reductions and/or the ability to increase price beyond the level of inflation over the lifecycle of our products, and/or may increase our rebate obligation to Medicare. The IRA implements inflation rebates in Medicare when a drug’s Average Manufacturer Price (AMP, in Part D) or Average Sale Price (ASP, in Part B) rises faster than the inflation index (CPI-U). In addition, the Part D drug benefit caps beneficiary spending at $2,000, eliminates the coverage gap for patients, and modifies, beginning in 2025, liabilities for drug manufacturers by replacing the 70% discount in the Coverage gap with a 10% discount in the Initial Coverage phase and a 20% discount in the Catastrophic phase. The IRA may also impact our ability to achieve broad coverage of our products by Medicare Plans as the IRA reduces the government’s and beneficiaries' liability for drug spending while shifting costs to health plans and drug manufacturers. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action and cannot predict the effect of any of such initiatives on our future financial results or the value of our common stock.

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

Healthcare providers, including physicians and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we may obtain marketing approval. Our arrangements with customers, healthcare providers and third-party payors anywhere in the world may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, and may market, sell and distribute, our products for which we obtain marketing approval.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid in the United States, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare programs would significantly impact our ability to commercialize, sell or distribute any drug. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We may be subject to costly product liability or other liability claims and may not be able to obtain adequate insurance.

The use of our drug candidates in clinical trials or by commercial patients may result in adverse events. We cannot predict all the possible harms or adverse events that may result from our clinical trials. We cannot predict all the possible harms or adverse events that may result from our clinical trials or the commercial use of any commercial products that may be approved in the future. We currently maintain limited product liability insurance, but such insurance may not be sufficient to cover any damages for which we may become liable, and we may be unable to continue to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. Beyond insurance, we may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim.

We are subject to laws and regulations relating to privacy, data protection and the collection and processing of personal data. Failure to maintain compliance with these regulations could create additional liabilities for us.

The legislative and regulatory landscape for privacy and data protection continues to evolve in the U.S. and other jurisdictions around the world. For example, the California Consumer Privacy Act ("CCPA") affords California residents expanded privacy rights and protections, including civil penalties for violations and statutory damages under a private right of action for data security breaches. These protections were expanded by the California Privacy Rights Act ("CPRA") with the CPRA’s implementing regulations currently subject to a stay of enforcement until one year from their issuance. Privacy laws in other states may also impact our operations, including both comprehensive and sector-specific legislation, and Congress is also considering additional federal privacy legislation. In addition, most healthcare professionals and facilities are subject to privacy and security requirements under HIPAA with respect to our clinical and commercial activities. Although we are not considered to be a covered entity or business associate under HIPAA, we could be subject to penalties if we use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, in the EU, the GDPR regulates the processing of personal data of individuals within the EU, even if, under certain circumstances, that processing occurs outside the EU, and also places restrictions on transfers of such data to countries outside of the EU, including the U.S. Should we fail to provide adequate privacy or data security protections or maintain compliance with these laws and regulations, including the CCPA, as amended by the CPRA, as well as the GDPR, we could be subject to sanctions or other penalties, litigation, an increase in our cost of doing business and questions concerning the validity of our data processing activities, including clinical trials.

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

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs, supply chain partners, collaboration partners and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. As use of information technology systems has increased, deliberate attacks and attempts to gain unauthorized access to computer systems and networks have increased in frequency and sophistication. Our information technology, systems and networks are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. We are also potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. We have in the past and may in the future be subject to security breaches. For example, one of our employee’s email account suffered an unauthorized intrusion, leading to the submission and inadvertent payment of a fraudulent invoice in the amount of approximately one hundred thousand dollars. In December 2019, our IT systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. Although we do not believe that we have experienced any material losses related to security breaches, including in recent email “phishing” incidents or the ransomware attack, there can be no assurance that we will not suffer such losses in the future. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented measures to protect our data security and information technology systems, such measures may not prevent these events. Any such breaches of security and inappropriate access could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Our stock price experiences significant volatility, which often does not directly relate to our operating performance. For example, in 2024, the closing price of our common stock on the Nasdaq Global Select Market ranged from $46.36 to $108.06. Factors that have caused and could cause in the future volatility in the market price of our common stock include, but are not limited to: announcements concerning any of the clinical trials for our drug candidates (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points); the commencement, settlement or adverse conclusion of litigation or a governmental investigation; failure or discontinuation of any of our research programs; issuance of new or changed securities analysts’ reports or recommendations; market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors; actual or anticipated fluctuations in our quarterly financial and operating results; substantial sales of our common stock by our existing stockholders, whether or not related to our performance; and other factors described in this “Risk Factors” section.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Among other things, these provisions: establish a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors; prohibit removal of directors without cause; authorize our board of directors to issue preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; require the approval of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or our amended and restated certificate of incorporation regarding the election and removal of directors; do not allow stockholders to call a special meeting of stockholders; and

require stock holders to provide advance notice in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Managing Material Risks & Integrated Overall Risk Management

Our cybersecurity team, led by our Chief Information Security Officer, identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example, through manual and automated tools, internal and external audits, third-party threat assessments and third-party conducted red/blue team testing and tabletop incident response exercises and by subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting threat assessments for internal and external threats and conducting vulnerability assessments.

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

Oversee Third Party Risk

Because we are aware of the potentially material risks from cybersecurity threats associated with third-party service providers, Cytokinetics implements processes to oversee and manage these risks. Depending on the nature of the services provided and the identity of the service provider, we may conduct security assessments of the provider before engagement and may monitor their compliance with our cybersecurity policies after engagement. The monitoring includes periodic assessments by our Chief Information Security Officer and on an ongoing basis by our security specialists. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

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

Management’s Role Managing Risk

Our Chief Information Security Officer, Chief Executive Officer and Chief Financial Officer play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide cybersecurity briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including as applicable: the current cybersecurity landscape and emerging threats, the status of ongoing cybersecurity initiatives and strategies, incident reports and learnings from any cybersecurity events, and compliance with regulatory requirements and industry practices.

In addition to our scheduled meetings, the Audit Committee, our Chief Information Security Officer, Chief Executive Officer and Chief Financial Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates from one another, as appropriate, on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of Cytokinetics. The Audit Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Management Personnel in Cybersecurity

Primary responsibility for assessing, monitoring and managing our risks from cybersecurity threats rests with our Chief Information Security Officer, Mr. Eric Brown, Vice President of Information Technology. With over 10 years of experience in the field of cybersecurity and over 20 years of experience in IT more broadly, Mr. Brown brings a wealth of expertise to his role. His background includes extensive experience as an enterprise Chief Information Security Officer. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our Chief Information Security Officer has overall responsibility for the Company’s IT department and operations, including oversight over the cybersecurity team to ensure efforts to contain and remediate security incidents are sufficient and effective.

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

Reporting to Board of Directors

Our Chief Information Security Officer, in his capacity, regularly informs our executive management team of material cybersecurity risks and incidents. This is how executive management is kept abreast of our cybersecurity posture and potentially material cybersecurity risks facing Cytokinetics. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated by any of our executive officers to the Audit Committee, so that the Audit Committee can oversee and provide guidance on critical cybersecurity issues.

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

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) The Nasdaq Composite Index, and (ii) The Nasdaq Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2019 in each of our common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index, and (b) the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date.

$100 investment in stock or index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Cytokinetics, Inc.	$100.00	$195.85	$429.59	$431.86	$786.90	$443.36
Nasdaq Composite Index	100.00	143.64	174.36	116.65	167.30	215.22
Nasdaq Biotechnology Index	100.00	125.69	124.89	111.27	115.42	113.84

Holders of Record

As of February 26, 2025, we had 41 holders of record of common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Overview

We are a late-stage biopharmaceutical company focused on discovering, developing and commercializing first-in-class muscle activators and next-in-class muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. We have discovered and are developing muscle-directed investigational medicines that may potentially improve the healthspan of people with devastating cardiovascular and neuromuscular diseases of impaired muscle function. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. As a leader in muscle biology and the mechanics of muscle performance, we are discovering and developing small molecule drug candidates specifically engineered to impact muscle function and contractility with objective to build a sustainable specialty biopharmaceutical business.

Our clinical-stage drug candidates are: (i) aficamten, a next-in-class cardiac myosin inhibitor, (ii) omecamtiv mecarbil, a novel cardiac myosin activator, (iii) CK-586, an additional cardiac myosin inhibitor, and (iv) CK-089, a novel fast skeletal troponin activator.

For further information regarding our business, refer to Part I, Item 1 (Business) of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments and a summary of our borrowings and working capital as of December 31, 2024 and 2023 are summarized as follows (in millions):

	December 31, 2024	December 31, 2023
	(In millions)
Financial assets:
Cash and cash equivalents	$94.9	$113.0
Short-term investments	981.2	501.8
Long-term investments	145.1	40.5
Total cash, cash equivalents, and marketable securities	$1,221.2	$655.3
Borrowings:
Term loans, net	$104.7	$68.5
RP OM Loan	123.0	—
2026 Notes, net	20.9	20.8
2027 Notes, net	531.5	528.2
Total borrowings	$780.1	$617.5
Working capital:
Current assets	$1,107.9	$628.1
Current liabilities	179.7	102.7
Working capital	$928.2	$525.4

The following table shows a summary of our cash flows for the periods set forth below (in millions):

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Net cash used in operating activities	$(395.9)	$(414.3)	$(299.5)
Net cash (used in) provided by investing activities	(553.1)	239.3	(262.1)
Net cash provided by financing activities	930.6	221.3	516.2
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(18.4)	$46.3	$(45.4)

Sources and Uses of Cash

To date we have funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreement, and revenue interest agreements, strategic alliances, long-term debt, other financings and interest on investments. We have generated significant operating losses since our inception. Our expenditures have historically primarily related to research and development activities, but have recently and will increasingly also relate to our commercial readiness activities and general commercialization activities upon regulatory approval of aficamten.

Cash Flows Used in Operating Activities

Net cash used in operating activities of $395.9 million and $414.3 million for 2024 and 2023, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. Net loss for 2024 and 2023 included, among other items: non-cash stock-based compensation, non-cash interest expense on liabilities related to revenue participation right purchase agreements, non-cash interest expense related to debt and non-cash changes in fair values related to derivative liabilities and liabilities related to RPI Transactions.

Cash Flows Used in Investing Activities

Net cash used in investing activities of $553.1 million for 2024 was primarily due to purchases of investments offset by maturities of investments.

Net cash used in investing activities of $239.3 million for 2023 was primarily due to sales and maturities of investments offset by purchases of investments.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities of $930.6 million in 2024 was due to $250.0 million in proceeds from the 2024 RPI Transactions, $563.2 million of net proceeds from a public offering, $50.0 million of net proceeds from a private placement, and issuances of common stock of $93.6 million under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co, discussed below, and stock-based award activities.

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

•
Scenario 2: If the Phase 3 clinical trial of omecamtiv mecarbil is successful by June 30, 2028 but we have not received the marketing approval from the FDA for omecamtiv mecarbil on or prior to December 31, 2029, we are required to pay RPDF 18 equal quarterly cash payments totaling 237.5% of the principal amount of the loan commencing on March 31, 2030; and
•
Scenario 3: If the Phase 3 clinical trial of omecamtiv mecarbil is not successful by June 30, 2028, we are required to pay RPDF 22 equal quarterly cash payments totaling 227.5% of the principal amount of the loan commencing on September 30, 2028.

The interest on this loan is included in the scheduled payment amount for each scenario.

Pursuant to the RP CK-586 RPA, RPI ICAV purchased rights to up to 4.5% of worldwide net sales of CK-586 by us, our affiliates or licensees, in exchange for up to $200 million in consideration, $50 million of which was paid upfront and, following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in HFpEF for CK-586, at RPI ICAV’s sole discretion, up to in aggregate $150 million to fund 50.0% of the research and development cost of CK-586. The initial $50 million paid to us entitles RPI ICAV to 1% of worldwide net sales of CK-586 by us, our affiliates, or licenses. We will not know for certain whether any additional funding under the RP CK-586 RPA will be available to us until the conclusion of AMBER-HFpEF, the results of the trial are known, and RPI ICAV has decided to exercise its option to purchase an incremental 3.5% revenue interest on our future annual worldwide net sales of CK-586 or not.

2022 Royalty Pharma Transactions

In January 2022, we entered into a series of financing agreements with affiliates of Royalty Pharma, including the RP Multi Tranche Loan Agreement, and the RP Aficamten RPA.

Under the RP Multi Tranche Loan Agreement, we have drawn $100 million and an additional $350 million remains available to us for disbursement as long-term debt, subject to satisfaction of certain conditions. Of these available loans, we have satisfied the conditions to draw on the tranche 4 loan in the amount of $75 million upon receipt of positive results from SEQUOIA-HCM and tranche 5 in the amount of $100 million upon acceptance of the filing of our NDA for aficamten. We are obliged to draw at least $50 million of either the tranche 4 or tranche 5 facility by November 24, 2025. The remaining $175 million tranche 7 loan is subject to conditions related to the approval of our NDA for aficamten in patients with oHCM on or prior to December 31, 2025. We expect to draw all available loans under the RP Multi Tranche Loan Agreement unless we are able to meet our financing requirements through more favorable funding sources. If, for any reason, we are unable to satisfy the conditions for disbursement of the remaining $175 million in available loans under the RP Multi Tranche Loan Agreement, we would need to seek alternative debt or equity financing.

Each term loan under the RP Multi Tranche Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such term loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the tranche 1, tranche 4, tranche 5, tranche 6, and tranche 7 term loans (such amount with respect to each term loan, “Final Payment Amount”). We commenced repayment of the tranche 1 loan in the fourth quarter of 2023 and will continue to incur approximately $2.9 million in quarterly interest expenses for the tranche 1 loan until our repayment obligations are satisfied in full.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 23.5% and 24.8% as of December 31, 2024 and 2023, respectively.

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, we recorded an inducement loss of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms. As of December 31, 2024, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding. The 2026 Notes and the 2027 Notes are redeemable, at our option at any time in the case of the 2026 Notes and at any time after July 7, 2025 in the case of the 2027 Notes and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date for the relevant notes, at a cash redemption price equal to the principal amount of the relevant notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for the relevant notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice.

China Out-license for Omecamtiv Mecarbil

In December 2021, we entered into the Corxel OM License Agreement, pursuant to which we granted to Corxel an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. In December 2024, we entered into a mutual termination agreement with Corxel to terminate the Corxel OM License Agreement. Accordingly, all rights to develop and commercialize omecamtiv mecarbil have reverted to us.

China Out-license for Aficamten

In July 2020, we entered into a license and collaboration agreement with Corxel, pursuant to which we granted to Corxel an exclusive license to develop and commercialize aficamten in China and Taiwan. In December 2024, Corxel assigned its rights and obligations under our license and collaboration agreement to Genzyme Corporation, an affiliate of Sanofi. We recognized $15.0 million dollars from Corxel in connection with a modification of the original license prior to the assignment of Corxel's rights under our license and collaboration agreement for the development and commercialization of aficamten to Sanofi and we may be eligible for another $10.0 million milestone from Corxel under certain commercial circumstances. We may be eligible to receive from Sanofi future milestone payments totaling up to $150.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in oHCM and/or nHCM. In addition, Sanofi will pay us tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Sanofi Aficamten License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

Japan Out-license for Aficamten

In November 2024, we entered into a license and collaboration agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, pursuant to which we granted to Bayer an exclusive license to develop and commercialize aficamten in Japan, subject to certain reserved development rights. Under the terms of the Bayer License Agreement, we received an up-front payment of €50.0 million (equivalent to $52.4 million at the time of payment) which was recorded as deferred revenue at December 31, 2024 and will be recognized upon the completion of certain performance obligations. We expect to fulfill and satisfy the associated performance obligation in the first half of 2025. We may be eligible to receive from Bayer future milestone payments totaling up to an additional €90 million upon achievement of milestones through commercial launch, including €20 million of which are near-term. We may also be eligible to receive up to an additional €490 million in commercial milestone payments upon the achievement by Bayer of certain sales milestones and tiered royalties on the net sales of pharmaceutical products containing aficamten in Japan ranging from the high teens to the low thirty percents, subject to certain reductions for generic competition, expiration of certain patents and payments for licenses to third-party patents, until the latest of the expiration of certain patents, the expiration of regulatory exclusivity for the Product in Japan, and the end of a minimum specified term.

For collaborative agreements that have a performance obligation where the counterparty is a customer for the unit of account, we apply ASC 606, Revenue Recognition, to the unit of account and the revenue is classified as License and milestone revenue in our consolidated statement of operations. For other transactions in collaborative arrangements, consisting of research and development cost reimbursements, we recognize the research and development cost reimbursements as collaboration revenues in our consolidated statement of operations.

At-the-Market Sales of Common Stock

In March 2023, we entered into the Amended ATM Facility, with Cantor, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $300.0 million through Cantor, as sales agent. We issued 5,016,170 and 1,237,460 shares of our common stock for net proceeds of $164.2 million and $93.6 million in 2023 and 2024, respectively, under the Amended ATM Facility. We exercised our rights to terminate the Amended ATM Facility with Cantor in February 2024.

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of common stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent.

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

Future Uses of Cash

We expect that general and administrative expenses will significantly increase in 2025. We have submitted an NDA to FDA for aficamten for the treatment of oHCM, which was accepted for filing with a PDUFA target action date of September 26, 2025. Accordingly, we will be incurring expenses for the purpose of commercial readiness activities, including, but not limited to, the hiring and training of a field sales force, the implementation of compliance systems and sales and marketing expenses. In addition, we submitted an MAA to EMA for aficamten for the treatment of oHCM in the fourth quarter of 2024, which was validated by EMA, and therefore, we will be incurring similar expenses for commercial readiness activities in Europe but with additional expenses for the establishment of a corporate infrastructure to enable commercialization activities in key European markets. A significant portion of these anticipated commercial readiness expenses in the United States and Europe are not expenses that have been reflected in our financial statements for previous periods.

In future periods, we also expect to incur substantial costs as we continue to expand our research programs and related research and development activities, including for the conduct of our on-going clinical trials for aficamten, omecamtiv mecarbil, CK-586 and CK-089. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection to clinical development, and we expect to file investigational new drug applications. Cytokinetics and multiple third-party contract development manufacturing organizations entered into various scopes of work with respect to the manufacturing of aficamten.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•
the initiation, progress, timing, scope and completion of preclinical research, non-clinical development, CMC, and clinical trials for our drug candidates and other compounds;
•
the time, costs and outcomes of regulatory reviews or other regulatory actions related to our drug candidates, including with respect to our NDA submission for aficamten for the treatment of oHCM to FDA and our related MAA submission to EMA;
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
•
the cost of additional construction to expand our headquarters in South San Francisco and the cost in relation to expanding our leased office facilities in Radnor, Pennsylvania or other leased office spaces in Europe; and
•
the payments due for interest on the term loan and convertible debt;

We have incurred an accumulated deficit of approximately $2.7 billion since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs. The earliest we might reasonably expect to commence commercial sales and record revenues is in 2025 following the acceptance for filing of our NDA for aficamten for the treatment of oHCM by FDA in September of 2024. Therefore, our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

Based on the current planning assumptions, we believe that our existing cash and cash equivalents, investments and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 12 months. If, at any time, our prospects for internally financing programs and activities decline, we may decide to reduce expenses across the business. Alternatively, we might raise funds through strategic relationships, public or private financings or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all, or in accordance with our planned timelines. Furthermore, financing obtained through future strategic relationships may require us to forego certain commercialization and other rights to our drug candidates. Similarly, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Segment Information

We have one primary business activity and operate in one reportable segment.

Results of Operations

A discussion of our results of operations for the year ended December 31, 2022 and year-to-year comparisons between 2023 and 2022 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K under the heading "Results of Operations."

Revenues

Our revenues since inception were primarily from our strategic alliances. We have not generated any revenue from commercial product sales to date. The earliest we might reasonably expect to commence commercial sales and obtain revenues is in 2025 following the acceptance for filing of our NDA for aficamten for the treatment of oHCM by FDA in September 2024.

Revenues in 2024, 2023, and 2022 were as follows (in millions):

	Years Ended December 31,			Change
	2024	2023	2022	2024-2023	2023-2022
	(In millions)
License and milestone revenues	$15.0	$3.5	$1.0	$11.5	$2.5
Collaboration revenues	3.5	4.0	6.6	(0.5)	(2.6)
Realization of revenue participation right purchase agreement	—	—	87.0	—	(87.0)
Total revenues	$18.5	$7.5	$94.6	$11.0	$(87.1)

License and milestone revenues recognized in 2024 were attributable to a $15.0 million non-refundable upfront payment from Corxel in the fourth quarter of 2024 in connection with a modification of the original license prior to the assignment of Corxel’s rights under our license and collaboration agreement for the development and commercialization of aficamten in China and Taiwan to Sanofi. The $15.0 million is reflected as a receivable at December 31, 2024. License and milestone revenues for 2023 consisted of a milestone recognized from Corxel for the initiation of our Phase 3 clinical trial of aficamten in nHCM.

Collaboration revenues in 2024 were primarily from Corxel under our collaboration and license agreement with Corxel (now assigned to Genzyme Corporation, an affiliate of Sanofi). As of December 31, 2024 receivables of $1.5 million were recorded related to Corxel. In 2023, Collaboration revenues were primarily from Astellas for reimbursements under the Astellas FSRA Agreement. Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which was incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. On March 31, 2023, we announced that we would be discontinuing COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, and COURAGE-ALS OLE. As of December 31, 2023 we billed and collected the maximum contribution of $12.0 million from Astellas, and no further revenue is expected under this arrangement.

In November 2024, we entered into a license and collaboration agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, pursuant to which we granted to Bayer an exclusive license to develop and commercialize aficamten in Japan, subject to certain reserved development rights. Under the terms of the Bayer License Agreement, we received an up-front payment of €50.0 million (equivalent to $52.4 million at the time of payment) which was recorded as deferred revenue at December 31, 2024 and will be recognized upon the completion of certain performance obligations. We expect to fulfill and satisfy the associated performance obligation in the first half of 2025.

Research and Development Expenses

We incur research and development expenses associated with both partnered and our own research activities, which we finance from our own cash-on-hand, financing arrangements with third parties, and reimbursement from our collaboration partners

Research and development expenses related to any development activities we elect to fund consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and manufacturing, facilities costs and depreciation of equipment.

Research and development expenses for 2024, 2023, and 2022 were as follows (in millions):

	Years Ended December 31,			Change
	2024	2023	2022	2024-2023	2023-2022
	(In millions)
Total research and development expenses	$339.4	$330.1	$240.8	$9.3	$89.3

Research and development expenses increased to $339.4 million in 2024 from $330.1 million in 2023, primarily due to advancing our clinical trials and higher personnel related costs.

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

We continue to develop omecamtiv mecarbil in COMET-HF, a Phase 3 clinical trial of omecamtiv mecarbil in patients with symptomatic HFrEF with severely reduced ejection fraction. The intention of the $100 million RP OM Loan Agreement was to partially cover the costs of the COMET-HF clinical trial.

We recently announced our commencement of AMBER-HFpEF, a Phase 2 clinical trial of CK-586 in patients with symptomatic HFpEF, in which patient enrollment commenced in the first quarter of 2025. The $50 million in proceeds from the RP CK-586 RPA are intended to offset expenses related to the conduct of AMBER-HFpEF. If the results of AMBER-HFpEF are supportive of continuing the development of CK-586 and commencing a Phase 3 clinical trial, we expect to Royalty Pharma to cover potentially 50% of the continued development of CK-586 up to $150 million, subject to Royalty Pharma’s opt-in right to acquire an additional 3.5% revenue interest in our or our licensee’s future worldwide net sales of CK-586.

Finally, we also recently announced commencement of our Phase 1 single and multiple ascending dose clinical study of CK-089, a fast skeletal muscle troponin activator with the potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function.

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

General and administrative expenses by program for 2024, 2023, and 2022 were as follows (in millions):

	Years Ended December 31,			Change
	2024	2023	2022	2024-2023	2023-2022
	(In millions)
Total general and administrative expenses	$215.3	$173.6	$178.0	$41.7	$(4.4)

General and administrative expenses increased to $215.3 million in 2024 from $173.6 million in 2023, primarily due to investments in commercial readiness and higher personnel related costs, including stock based compensation.

We expect that general and administrative expenses will increase in 2025. We have submitted an NDA to FDA for aficamten for the treatment of oHCM. Accordingly, we will be incurring additional expenses for commercial readiness activities, included, but not limited to, the hiring and training of a field sales force, the implementation of compliance systems, sales and marketing expenses. In addition. we submitted an MAA to EMA for aficamten for the treatment of oHCM in the fourth quarter of 2024, and therefore, we will be incurring similar expenses for commercial readiness activities in Europe but with additional expenses for the establishment of a corporate infrastructure to enable commercialization activities in key European markets.

Interest Expense

Interest expense for 2024, 2023, and 2022 were as follows (in millions):

	Years Ended December 31,			Change
	2024	2023	2022	2024-2023	2023-2022
	(In millions)
Term loan	$9.7	$5.1	$4.8	$4.6	$0.3
2026 Notes	1.0	1.0	3.6	—	(2.6)
2027 Notes	22.1	22.0	10.7	0.1	11.3
Other	4.9	0.2	0.3	4.7	(0.1)
Total interest expense	$37.7	$28.3	$19.4	$9.4	$8.9

The components of interest expense were fairly consistent period over period in 2024 and 2023. The most significant change was related to Term loan interest expense increasing due to drawing on Tranche 6 of the RP Multi Tranche Loan Agreement Amendment in the second quarter of 2024. Interest expense in 2024 also included approximately $4.8 million of financing fees related to the 2024 RPI Transactions.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid pursuant to RP Aficamten RPA over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the RP Aficamten RPA Amendment entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 23.5% as of December 31, 2024 and 24.8% as of December 31, 2023.

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid pursuant to RP OM RPA over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% as of December 31, 2024 and 0.1% as of December 31, 2023.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on the liabilities related to the RP OM RPA and the RP Aficamten RPA for 2024, 2023, and 2022 was as follows (in millions):

	Years Ended December 31,			Change
	2024	2023	2022	2024-2023	2023-2022
	(In millions)
RP OM Liability	$0.1	$3.9	$31.7	$(3.8)	$(27.8)
RP Aficamten Liability	48.7	25.5	—	23.2	25.5
Total non-cash interest expense recognized	$48.8	$29.4	$31.7	$19.4	$(2.3)

Interest and Other Income, net

Interest and other income, net for 2024, 2023, and 2022 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Change in fair value liabilities related to RPI transactions and derivative liabilities reflected on the Consolidated Statement of Operations

The change in fair value liabilities related to the RPI transactions (RP OM Loan Agreement and CK-586 RPA) and the derivative liabilities for the RP Multi Tranche Loan Agreement for 2024 were as follows (in millions):

Year Ended December 31
2024
(In millions)
CK-586 RPA	$(1.3)
RP OM Loan	(18.3)
RP Multi Tranche Loan Agreement Derivatives	1.3
Total change in fair value liabilities	$(18.3)

The fair values of the liabilities related to RPI transactions (RP OM Loan Agreement and CK-586 RPA) are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 10% to 18% as of December 31, 2024), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the omecamtiv mecarbil or CK-586 programs could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 10% to 16% as of December 31, 2024) and other factors.

The total change in the estimated fair value liabilities for 2024, was primarily due to a decrease in the discount rates used in the measurement of the 2024 RP OM Loan Agreement and the RP CK-586 RPA as of December 31, 2024, compared to June 30, 2024. This decrease resulted in an increase in the estimated fair value of the liabilities and the recognition of a loss on the change in fair value of liabilities related to RPI transactions of approximately $19.6 million for 2024.

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements

Fair Value of 2024 RPI transactions

In May 2024, the Company entered into 2024 RPI transactions including the 2024 RP OM Loan Agreement, the RP CK-586 RPA, the RP Stock Purchase Agreement, the 2022 RP Multi Tranche Loan Agreement Amendment and the RP Aficamten RPA Amendment. As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company elected the fair value option for recognition of the liabilities related to 2024 RP OM Loan Agreement and the RP CK-586 RPA. In accordance with ASC 825, the Company records the liabilities at fair value and remeasures the liabilities at fair value each reporting period with changes in fair value associated with non-credit components are recognized in Other income (expense), net, while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss. The fair value of the liabilities is based on significant unobservable inputs, including the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, discount rates and other estimates, which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective. As of December 31, 2024, the discount rates that we used in the measurement of the 2024 RP OM Loan Agreement and the RP CK-586 RPA decreased compared to June 30, 2024, which resulted in an increase in the estimated fair value of the liabilities and the recognition of a loss on the change in the fair value of liabilities related to RPI transactions in our consolidated statement of operations of approximately $19.6 million in 2024. See Note 3 — Agreements with Royalty Pharma for further detail.

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

Revenue Participation Right Purchase Agreements

We have entered into certain revenue participation right purchase agreements for omecamtiv mecarbil, aficamten, and CK-586 with affiliates of Royalty Pharma, pursuant to which such affiliates purchased rights to royalties from certain revenue streams. We typically account for such agreements as liabilities to be amortized under the effective interest rate method over the life of the related royalty stream, when we have continuing involvement with the underlying research and development activities. We typically account for such agreements as deferred income to be amortized under the units-of-revenue method, when there is no continuing involvement with the underlying research and development activities. We are required to update our estimates, each reporting period, related to the amount and timing of future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. The estimates of the future royalty payment determine the measurement of the non-cash interest expense and the carrying value of the liability.

Revenue participation right purchase agreements are measured using significant unobservable inputs. The estimates of future royalties requires the use of several assumptions such as: the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of eligible patient populations, estimates of prescribing behavior and patient behavior, estimates of pricing, payor reimbursement and coverage, and sales ramp. As products containing aficamten, omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective.

The carrying amount of the liabilities are based on our estimate of the future royalties to be paid over the life of the arrangements as discounted using an imputed rate of interest. The imputed rate of interest on the RP Aficamten Liability was approximately 23.5% as of December 31, 2024 and 24.8% as of December 31, 2023. The imputed rate of interest on the RP OM Liability was approximately 0.1% as of December 31, 2024 and 0.1% as of December 31, 2023. We periodically assess the amount and timing of expected royalty payments and account for any changes in such estimates on a prospective basis.

As of December 31, 2024, we have a total carrying value of approximately $462.2 million of liabilities related to revenue participation right purchase agreements.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2024, our cash and investments totaled $1221.1 million, comprising U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, a global portfolio of corporate debt, money market funds, and repurchase agreements backed by U.S. Treasury securities.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% increase in market interest rates would result in a decline in the value of our investments of approximately $6.1 million and $2.4 million as of December 31, 2024 and December 31, 2023, respectively.

In addition, we have elected the fair value option for certain liabilities. The fair value of the liabilities related to 2024 RP OM Loan Agreement, the RP CK-586 RPA, and the derivatives of the RP Multi Tranche Loan Agreement will increase as market interest rates decrease. In addition, the fair value of the liabilities may fluctuate based upon changes in the Company’s credit rating. Changes in the interest rate environment and the credit rating of the Company could have an effect on our future earnings. For example, a hypothetical 1% decrease in the discount rates used to measure the 2024 RP OM Loan Agreement, the RP CK-586 RPA, and the derivatives of the RP Multi Tranche Loan Agreement would result an increase in the fair value, and the recognition of a loss, of approximately $5.4 million as of December 31, 2024. In 2024, we recognized a loss on the change in the estimated fair value of liabilities of approximately $19.6 million, primarily due to changes in the discount rates used to measure the 2024 RP OM Loan Agreement and the RP CK-586 RPA. The discount rates ranged from 10% to 18% as of December 31, 2024, compared to 14% to 18% as of June 30, 2024, resulting in an increase in the estimated fair value of the liabilities.

We had $21.1 million under 2026 Notes with a fixed rate of 4.0% and $540.0 million under 2027 Notes with a fixed rate of 3.5% outstanding as of December 31, 2024. The convertible notes issued at fixed interest rates are exposed to fluctuations in fair value resulting from changes in market price and interest rates. We do not record our convertible debt at fair value but present the fair value for disclosure purposes (see Note 7 to our Consolidated Financial Statements). As of December 31, 2024, the fair value of the 2026 Notes and 2027 Notes was estimated at $95.1 million and $651.7 million using quoted market prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cytokinetics, Incorporated (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Measurement of Revenue Participation Right Purchase Agreements
Description of the Matter

As of December 31, 2024, the liabilities related to revenue participation right purchase agreements, net were $462.2 million. The Company recognized non-cash interest expense on the liabilities related to revenue participation right purchase agreements of $(48.8) million for the year ended December 31, 2024. As described in Note 3 to the consolidated financial statements, the Company has entered into agreements, pursuant to which counterparties purchased rights to receive royalty streams from the net sales of pharmaceutical products containing Aficamten and Omecamtiv Mecarbil. The cash received by the Company from these royalty purchase agreements was initially recognized as a liability related to revenue participation right purchase agreements. The Company is required to update its estimate, each reporting period, related to the amount and timing of future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. The estimates of the future royalty payment determine the measurement of the non-cash interest expense and the carrying value of the liability.

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

Fair Value Liabilities
Description of the Matter

In May 2024, the Company entered into the 2024 RPI transactions including the 2024 RP OM Loan Agreement, the RP CK-586 RPA, and the 2022 RP Multi Tranche Loan Agreement Amendment. The Company elected the fair value option for recognition of the liabilities related to 2024 RP OM Loan Agreement and the RP CK-586 RPA and remeasures the liabilities at fair value each reporting period. In addition, the RP Multi Tranche Loan Agreement has embedded derivatives which are remeasured to fair value each reporting period. As of December 31, 2024, the carrying value of liabilities related to RPI transactions measured at fair value were $137.0 million and the derivative liabilities measured at fair value were $11.3 million. For the year ended December 31, 2024, the Company recognized a change in fair value of liabilities related to RPI Transactions of $(19.6) million and a change in fair value of derivative liabilities of $1.3 million. As described in Note 3 to the consolidated financial statements, the fair values of the liabilities for the RP OM Loan Agreement and CK-586 RPA are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates. The fair values of the embedded derivatives are based on significant unobservable inputs, including the probability of change of control and the probability of default.

Auditing the Company’s measurement of the fair value of the 2024 RPI transactions and the ongoing measurement of the fair value liabilities and derivative liabilities was complex due to the significant estimation uncertainty.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes for estimating the fair value of the fair value liabilities and derivative liabilities.

To test the measurement of the fair value liabilities and derivative liabilities, our audit procedures included, among others, a review of the valuation methods, key valuation assumptions, preparation of corroborative valuations, and testing the cash proceeds from the financing.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

San Jose, California

February 27, 2025

CYTOKINETICS, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$94,857	$113,024
Short-term investments	981,157	501,800
Accounts receivable	16,650	1,283
Prepaid expenses and other current assets	15,276	11,944
Total current assets	1,107,940	628,051
Long-term investments	145,055	40,534
Property and equipment, net	65,815	68,748
Operating lease right-of-use assets	75,158	78,987
Other assets	7,705	7,996
Total assets	$1,401,673	$824,316
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,369	$21,507
Accrued liabilities	55,323	42,641
Short-term operating lease liabilities	18,978	17,891
Current portion of long-term debt	11,520	10,080
Derivative liabilities measured at fair value	11,300	—
Deferred revenue	52,370	—
Other current liabilities	9,814	10,559
Total current liabilities	179,674	102,678
Term loans, net	93,227	58,384
Convertible notes, net	552,370	548,989
Liabilities related to revenue participation right purchase agreements, net	462,192	379,975
Long-term operating lease liabilities	112,582	120,427
Liabilities related to RPI Transactions measured at fair value	137,000	—
Other non-current liabilities	—	186
Total liabilities	1,537,045	1,210,639
Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 163,000,000 shares
Issued and outstanding: 118,209,139 shares at December 31, 2024 and 101,637,922 shares at December 31, 2023	118	102
Additional paid-in capital	2,563,876	1,725,823
Accumulated other comprehensive income (loss)	2,398	(10)
Accumulated deficit	(2,701,764)	(2,112,238)
Total stockholders' deficit	(135,372)	(386,323)
Total liabilities and stockholders' deficit	$1,401,673	$824,316

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
License and milestone revenues	$15,000	$3,500	$1,000
Collaboration revenues	3,474	4,030	6,588
Realization of revenue participation right purchase agreement	—	—	87,000
Total revenues	18,474	7,530	94,588
Operating expenses:
Research and development	339,408	330,123	240,813
General and administrative	215,314	173,612	177,977
Total operating expenses	554,722	503,735	418,790
Operating loss	(536,248)	(496,205)	(324,202)
Interest expense	(37,701)	(28,306)	(19,414)
Loss on extinguishment of debt	—	—	(24,939)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(48,811)	(29,362)	(31,742)
Interest and other income, net	51,534	27,629	11,342
Change in fair value of derivative liabilities	1,300	—	—
Change in fair value of liabilities related to RPI Transactions	(19,600)	—	—
Net loss	$(589,526)	$(526,244)	$(388,955)
Net loss per share — basic and diluted	$(5.26)	$(5.45)	$(4.33)
Weighted-average number of shares used in computing net loss per share — basic and diluted	111,979	96,524	89,825
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	2,153	3,600	(2,721)
Foreign currency translation adjustments	255	(20)	—
Comprehensive loss	$(587,118)	$(522,664)	$(391,676)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2021	84,799,542	$84	$1,452,268	$(869)	$(1,207,620)	$243,863
ASU 2020-06 adoption	—	—	(49,476)	—	10,581	(38,895)
Exercise of stock options	1,389,031	2	14,314	—	—	14,316
Issuance of common stock under restricted stock units	707,772	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(260,172)	—	(9,602)	—	—	(9,602)
Issuance of common stock under Employee Stock Purchase Plan	98,153	—	3,227	—	—	3,227
Induced conversion of convertible notes	8,071,343	8	(3,386)	—	—	(3,378)
Exercise of warrants, net	28,306	—	—	—	—	—
Settlement of capped call on 2026 Notes	—	—	26,392	0	—	26,392
Stock-based compensation	—	—	47,853	0	—	47,853
Other comprehensive loss	—	—	—	(2,721)	—	(2,721)
Net loss	—	—	—	—	(388,955)	(388,955)
Balance, December 31, 2022	94,833,975	94	1,481,590	(3,590)	(1,585,994)	(107,900)
Exercise of stock options	1,193,325	2	14,317	—	—	14,319
Vesting of restricted stock units	721,216	1	—	—	—	1
Shares withheld related to net share settlement of equity awards	(262,829)	—	(10,517)	—	—	(10,517)
Issuance of common stock under Employee Stock Purchase Plan	136,065	—	4,140	—	—	4,140
Issuance of common stock under at-the-market offering, net of issuance costs	5,016,170	5	164,228	—	—	164,233
Stock-based compensation	—	—	72,065	—	—	72,065
Other comprehensive income	—	—	—	3,580	—	3,580
Net loss	—	—	—	—	(526,244)	(526,244)
Balance, December 31, 2023	101,637,922	102	1,725,823	(10)	(2,112,238)	(386,323)
Exercise of stock options	2,425,991	3	48,405	—	—	48,408
Vesting of restricted stock units	797,880	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(297,205)	—	(19,631)	—	—	(19,631)
Issuance of common stock under Employee Stock Purchase Plan	140,703	—	4,608	—	—	4,608
Issuance of common stock under at-the-market offering, net of issuance costs	1,237,460	1	93,639	—	—	93,640
Issuance of common stock in public offering, net of issuance costs	11,274,510	11	563,193	—	—	563,204
Issuance of common stock in private placement, net of issuance costs	980,392	1	49,999	—	—	50,000
Exercise of warrants, net	11,335	—	—	—	—	—
Conversion of 2026 Notes	151	—	—	—	—	—
Stock-based compensation	—	—	97,840	—	—	97,840
Other comprehensive income	—	—	—	2,408	—	2,408
Net loss	—	—	—	—	(589,526)	(589,526)
Balance, December 31, 2024	118,209,139	$118	$2,563,876	$2,398	$(2,701,764)	$(135,372)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(589,526)	$(526,244)	$(388,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreement	48,917	29,474	31,858
Stock-based compensation expense	97,840	72,065	47,853
Non-cash lease expense	4,314	3,750	2,585
Loss on disposition of property and equipment	45	—	—
Depreciation of property and equipment	9,531	11,892	5,814
Change in fair value of derivative liabilities	(1,300)	—	—
Change in fair value of liabilities related to RPI Transactions	19,600	—	—
Realized (loss) gain on investment, net	(19)	35	107
Interest receivable and amortization on investments	(32,515)	(15,735)	(4,710)
Non-cash interest expense related to debt	11,559	7,341	5,697
Loss on extinguishment of debt	—	—	2,693
Loss on inducement of convertible debt	—	—	22,246
Changes in operating assets and liabilities:
Accounts receivable	(15,367)	(1,136)	56,672
Prepaid and other assets	(2,438)	1,596	(7,414)
Accounts payable	(4,483)	(3,483)	4,524
Deferred revenue	52,370	—	(87,000)
Accrued and other liabilities	14,182	17,103	10,844
Operating lease liabilities	(7,244)	(1,406)	1,728
Other non-current liabilities	(1,356)	(9,585)	(4,058)
Net cash used in operating activities	(395,890)	(414,333)	(299,516)
Cash flows from investing activities:
Purchases of investments	(1,293,416)	(635,211)	(855,393)
Maturities of investments	744,225	870,905	604,594
Sales of investments	—	4,975	—
Purchases of property and equipment	(3,906)	(1,416)	(11,335)
Net cash (used in) provided by investing activities	(553,097)	239,253	(262,134)
Cash flows from financing activities:
Repayment of finance lease liabilities	(939)	(858)	(944)
Repayment of term loans	(8,679)	—	(47,651)
Debt extinguishment costs	—	—	(2,409)
Repayment of convertible debt	—	—	(140,330)
Proceeds from issuance of convertible debt, net	—	—	523,586
Proceeds from RPI Transactions	200,000	50,000	149,581
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	93,640	164,233	—
Proceeds from issuance of common stock related to public offering, net of issuance costs	563,204	—	—
Proceeds from issuance of common stock related to private placement, net of issuance costs	50,000	—	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	53,016	18,459	17,543
Taxes paid related to net share settlement of equity awards	(19,631)	(10,517)	(9,602)
Cash settlement of capped call options associated with 2026 Notes	—	—	26,392
Net cash provided by financing activities	930,611	221,317	516,166
Effect of exchange rate changes	209	(20)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,167)	46,217	(45,484)
Cash, cash equivalents, and restricted cash, beginning of period	113,399	67,182	112,666
Cash, cash equivalents, and restricted cash, end of period	$95,232	$113,399	$67,182
Supplemental cash flow disclosures:
Cash paid for interest	$25,970	$10,295	$15,165
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$481	$—	$10,904
Right-of-use assets recognized in exchange for finance lease obligations	$—	$—	$1,055
Amounts unpaid for purchases of property and equipment	$3,345	$—	$621
Issuance of common stock in connection with repurchase of convertible note	$—	$—	$317,123

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $2.7 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $589.5 million and net cash used in operations of $395.9 million for the year ended December 31, 2024. Cash, cash equivalents, and investments increased to $1,221.1 million as of December 31, 2024 from $655.4 million as of December 31, 2023. We anticipate that we will have operating losses and net cash outflows in future periods.

We are subject to risks common to late-stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us. To date, we have funded operations primarily through sales of our common stock, contract payments under our collaboration agreements, sales of future revenues and royalties, debt financing arrangements, and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs. The earliest we might reasonably expect to commence commercial sales and record revenues is in 2025 following the acceptance for filing of our NDA for aficamten for the treatment of oHCM by FDA in September of 2024. Our success is dependent on our ability to obtain additional capital by entering into financings or new strategic collaborations, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from financings or such collaborators when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics, Incorporated and its wholly-owned subsidiaries and have been prepared in accordance with GAAP. Intercompany transactions and balances have been eliminated in consolidation.

Segment Information

We have one primary business activity and operate in one reportable segment.

Our chief operating decision maker (“CODM”) is our Chief Executive Officer ("CEO") who evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. The measures of profitability and the significant segment expenses reviewed by the CODM are consistent with these financial statements and footnotes.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A reconciliation of cash, cash equivalents, and restricted cash reported in our consolidated balance sheets to the amount reported within our consolidated statements of cash flows was as follows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$94,857	$113,024
Restricted cash	375	375
Total cash, cash equivalents, and restricted cash as reported within our consolidated statement of cash flows	$95,232	$113,399

As of December 31, 2024, our restricted cash balance of $0.4 million recorded in other assets is used to collateralize letters of credit.

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

We enter into collaborative arrangements with partners that typically include payment to us for one of more of the following: (i) up-front license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; and (iv) research and development cost reimbursements. Up-front license fees are included in the transaction price. Development and regulatory milestone payments are included in the transaction price using the most likely amount method, if we conclude it is probable that a significant revenue reversal would not occur. For contracts that include sales-based royalties or sales-based milestones, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty or sales-based milestone has been allocated has been satisfied. For collaborative agreements that have a performance obligation where the counterparty is a customer for the unit of account, we apply ASC 606, Revenue Recognition, to the unit of account and the revenue is classified as License and milestone revenue in our consolidated statement of operations. For other transactions in collaborative arrangements, consisting of research and development cost reimbursements, we recognize the research and development cost reimbursements as collaboration revenues in our consolidated statement of operations.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Participation Right Purchase Agreements

We have entered into certain revenue participation right purchase agreements with RPI ICAV, pursuant to which such investors purchased rights to royalties from aficamten and omecamtiv mecarbil revenue streams in exchange for consideration. We account for such agreements as liabilities to be amortized under the effective interest rate method over the life of the related royalty stream, when we have continuing involvement with the underlying R&D. We are required to update our estimates, at each reporting period, related to the amount and timing of future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. The estimates of the future royalty payment determine the measurement of the non-cash interest expense and the carrying value of the liability.

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

Research and Development Expenditures

Research and development costs are charged to operations as incurred. Research and development expenses consist primarily of clinical trial costs, clinical manufacturing costs, preclinical study expenses, technical operations, consulting and other third-party costs, employee compensation, supplies and materials, allocation of overhead and occupancy costs, facilities costs and depreciation of equipment.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Years Ended December 31,
	2024	2023	2022
Options to purchase common stock	10,420	11,780	10,992
Warrants to purchase common stock	—	13	13
Restricted stock and performance units	1,865	1,375	1,260
Shares issuable related to the ESPP	15	16	13
Shares issuable upon conversion of 2026 Notes	2,003	2,003	2,003
Shares issuable upon conversion of 2027 Notes	10,572	10,572	10,572
Total shares	24,875	25,759	24,853

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Agreements with Royalty Pharma

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

On May 22, 2024, we announced that we had entered into the 2024 RPI Transactions with affiliates of Royalty Pharma International plc, which included an amendment the RP Aficamten RPA, a component of the 2022 RPI Transactions. The 2024 RPI Transactions include the 2024 RP OM Loan Agreement, the RP CK-586 RPA, the RP Stock Purchase Agreement, the RP Multi Tranche Loan Agreement Amendment and the RP Aficamten RPA Amendment, as described below, are accounted for as a debt modification of the 2022 RPI Transactions.

The 2024 RPI Transactions consideration of $200.0 million was allocated as follows (in thousands):

Allocation
Units of Accounting:
RP Aficamten RPA	$33,300
Tranche 6 of RP Multi Tranche Loan Agreement	41,200
Tranche 6 of RP Multi Tranche Loan Agreement - Embedded Derivatives	4,400
Tranche 4 of RP Multi Tranche Loan Agreement - Embedded Derivatives	3,700
RP CK-586 RPA	12,700
RP OM Loan Agreement	104,700
Total consideration	$200,000

Liabilities Related to RPI Transactions Measured at Fair Value

As permitted under ASC 825, we elected the fair value option for recognizing the liabilities related to the 2024 RP OM Loan Agreement and the RP CK-586 RPA. The fair value option was elected because these liabilities included embedded derivatives which would have otherwise required separate recognition and measurement. The Company elected the fair value option as it is believed to more practical for each liability as a single unit of account at fair value. Under the fair value option, debt issuance costs are expensed as incurred and the Company is required to record the fair value option elected arrangements at their fair value on the date of issuance and at each balance sheet thereafter. Changes in the estimated fair value of the arrangements are recognized as changes in fair value of liabilities related to RPI Transactions in the consolidated statement of operations and comprehensive loss.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
•
Scenario 2: If the Phase 3 clinical trial of omecamtiv mecarbil is successful by June 30, 2028 but we have not received the marketing approval from the FDA for omecamtiv mecarbil on or prior to December 31, 2029, we are required to pay RPDF 18 equal quarterly cash payments totaling 237.5% of the principal amount of the loan commencing on March 31, 2030; and
•
Scenario 3: If the Phase 3 clinical trial of omecamtiv mecarbil is not successful by June 30, 2028, we are required to pay RPDF 22 equal quarterly cash payments totaling 227.5% of the principal amount of the loan commencing on September 30, 2028;

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table demonstrates the future minimum payments for our RP OM Loan under Scenario 3, based on 227.5% of the principal amount with repayment expected to start in 2028 as defined above, as of December 31, 2024 (in thousands):

Years ending December 31:
2025	$—
2026	—
2027	—
2028	20,682
2029	41,363
Thereafter	165,455
Future minimum payments	$227,500

As defined above, the minimum repayment schedule under Scenario 1 would be a total of 124.0% of the principal amount and the royalty payment with quarterly payments starting in 2028. In addition, under Scenario 1 we would be obligated to make the royalty payment each quarter, and such amounts are not determinable at this time. The repayment schedule under Scenario 2 would be 237.5% of the principal amount with quarterly payments starting in 2030.

CK-586 RPA

Pursuant to the RP CK-586 RPA, RPI ICAV purchased rights to certain revenue streams from worldwide net sales of CK-586 by us, our affiliates or licensees, in exchange for up to $200 million in consideration, $50 million of which was paid up-front and, following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in heart failure with preserved ejection fraction in humans for CK-586, at RPI ICAV’s sole option and discretion, up to in aggregate $150 million in quarterly payments to fund 50.0% of the research and development cost for a potential Phase 3 clinical trial of CK-586.

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

Accounting for RPI Transactions Measured at Fair Value

The fair values of the liabilities for the RP OM Loan Agreement and CK-586 RPA are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 10% to 18% as of December 31, 2024), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the omecamtiv mecarbil or CK-586 programs could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

In 2024, the Company recorded a loss of $19.6 million associated with the change in fair value of the liabilities related to 2024 RP OM Loan Agreement and the CK-586 RPA. The change in the fair value has been recognized in the consolidated statement of operations and comprehensive loss.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes of the fair value of the CK-586 RPA and RP OM Loan (in thousands):

	2024
	CK-586 RPA	RP OM Loan
Beginning balance, May 22	$12,700	$104,700
Change in fair value	1,300	18,300
Ending balance, December 31	$14,000	$123,000

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

Pursuant to the RP Aficamten RPA, RPI ICAV purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances. On May 22, 2024, we entered into the RP Aficamten RPA Amendment to restructure the royalty so that RPI will now be entitled to receive 4.5% of the first $5.0 billion of worldwide annual net sales of aficamten and 1% of any incremental annual worldwide net sales of aficamten by us and our licensees. Our liability to RPI ICAV is referred to as the “RP Aficamten Liability”.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 23.5% and 24.8% as of December 31, 2024 and 2023, respectively.

2017 RP Omecamtiv Mecarbil Royalty Purchase Agreement

In February 2017, we entered into the RP OM RPA pursuant to which we sold a portion of our right to receive royalties from Amgen on future net sales of omecamtiv mecarbil to RPFT for a one-time payment of $90 million, which is non-refundable even if omecamtiv mecarbil is never commercialized. Concurrently, we entered into a common stock purchase agreement with RPFT through which RPFT purchased 875,656 shares of the Company’s common stock for $10.0 million. We allocated the consideration and issuance costs on a relative fair value basis to our liability to RPFT related to sale of future royalties under the RP OM RPA (the “RP OM Liability”) and the common stock sold to RPFT, which resulted in the RP OM Liability being initially recognized at $92.3 million. The RP OM RPA, as amended, provides for the sale of a royalty to RPFT of 5.5% on worldwide net sales of omecamtiv mecarbil.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% as of December 31, 2024 and 2023.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions. Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	RP Aficamten Liability			RP OM Liability
	2024	2023	2022	2024	2023	2022
Beginning balance, January 1	$180,591	$105,117	$—	$199,384	$195,384	$179,072
Initial carrying value	—	—	89,571	—	—	—
Additional consideration	—	50,000	—	—	—	—
Modification in the 2024 RPI Transactions	33,300	—	—	—	—	—
Interest accretion	48,708	25,474	15,546	103	3,888	16,196
Amortization of issuance costs	—	—	—	106	112	116
Ending balance, December 31	$262,599	$180,591	$105,117	$199,593	$199,384	$195,384

RP Multi Tranche Term Loan

As of December 31, 2024, under the 2022 RP Loan Agreement, we are entitled to receive tranches 4 and 5 as described below. On May 22, 2024, we entered into the RP Multi Tranche Loan Agreement Amendment which provides for two tranches of additional term loans in an aggregate principal amount up to $225.0 million as follows:

•
$75.0 million of tranche 4 term loans during the one year period following the receipt on or prior to September 30, 2024 of positive results from SEQUOIA-HCM, the Phase 3 trial for aficamten;
•
$100.0 million of tranche 5 term loans during the one year period following the acceptance by the FDA on or prior to March 31, 2025 of an NDA for aficamten, subject to the conditions to the tranche 4 term loans having occurred on or prior to September 30, 2024;
•
$50.0 million tranche 6 term loan, which was drawn on May 22, 2024; and
•
$175.0 million tranche 7 term loan drawable at Cytokinetics’ discretion within one year of a future FDA approval of aficamten in obstructive hypertrophic cardiomyopathy if such approval is obtained on or prior to December 31, 2025.

In December 2023, we announced positive topline results from SEQUOIA-HCM, the Phase 3 trial for aficamten. This entitled us to draw $75.0 million under tranche 4 at any time prior to April 3, 2025.

In November 2024, we announced that FDA has accepted our NDA for aficamten. This entitled us to draw $100.0 million under tranche 5 at any time prior to November 25, 2025.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are contractually required to draw at least $50.0 million of either tranche 4 or tranche 5 prior to November 24, 2025.

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

Future minimum payments under the existing borrowing under Tranche 1 and Tranche 6 of RP Multi Tranche Loan are (in thousands):

Years ending December 31:
2025	$11,520
2026	20,160
2027	23,040
2028	23,040
2029	23,040
Thereafter	77,720
Future minimum payments	178,520
Less: Unamortized interest and loan costs	(73,773)
Term Loan, net	$104,747

The weighted-average effective rate of interest on the Tranche 1 and Tranche 6 term loans was approximately 11.8% as of December 31, 2024.

As of December 31, 2024, the estimated fair value of the Tranche 1 and Tranche 6 term loans was $110.0 million. The fair value was estimated based on Level 3 inputs.

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

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 10% to 16% as of December 31, 2024) and other factors.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2024, the Company recorded a gain of $1.3 million associated with the change in fair value of the derivative liabilities. The amounts have been recorded as other expense in the consolidated statement of operations and comprehensive loss.

The following table summarizes the changes of the fair value of the derivative liabilities for the RP Multi Tranche Loan Agreement (in thousands):

2024
RP Multi Tranche Loan Agreement Derivatives
Beginning balance, May 22	$12,600
Change in fair value	(1,300)
Ending balance, December 31	$11,300

RP Stock Purchase Agreement

Concurrently with the closing of our underwritten public offering on May 28, 2024, RPI ICAV purchased 980,392 shares of Common Stock in a private placement transaction at a price of $51.00 per share. The proceeds from this private placement were $50 million.

Note 4 — Research and Development Arrangements

Collaboration for Commercialization of Omecamtiv in China

On December 20, 2021, we entered into a license and collaboration agreement with Corxel, or the Corxel OM License Agreement, pursuant to which we granted to Corxel an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan. Under the terms of the Corxel OM License Agreement, we received a $50.0 million nonrefundable payment from Corxel comprised of a $40.0 million payment as consideration for the rights granted by us to Corxel and $10.0 million attributable to our having submitted to FDA an NDA for omecamtiv mecarbil. In December 2024, we entered into a mutual termination agreement with Corxel to terminate the Corxel OM License Agreement. Accordingly, all rights to develop and commercialize omecamtiv mecarbil have reverted to us.

Collaboration for Commercialization of Aficamten in China

On July 14, 2020, we entered into the Corxel Aficamten License Agreement, pursuant to which we granted to Corxel an exclusive license to develop and commercialize aficamten in China and Taiwan. On December 17, 2024, Corxel assigned all of its rights under our license and collaboration agreement to Sanofi. As a result of the Corxel assignment transaction with Sanofi, we received a $15.0 million non-refundable payment in connection with a modification of the original license prior to the assignment of Corxel’s rights under our license and collaboration agreement for the development and commercialization of aficamten in China to Sanofi. We are also eligible to receive an additional $10.0 million payment from Corxel contingent on aficamten being approved in China and included on China's National Reimbursement Drug List.

Effective December 17, 2024, Sanofi has an exclusive license to develop and commercialize aficamten in China and Taiwan (the "Sanofi License Agreement"). The total maximum future development and commercial milestone payments achievable for development and commercial milestone events in the field of oHCM and nHCM are $160.0 million, of which we have already earned and received $10.0 million. We are also entitled to receive tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

The Sanofi License Agreement will, unless terminated earlier, continue on a market-by-market basis until expiration of the relevant royalty term.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for the License and Collaboration Agreements in China

We assessed the original arrangements of the Corxel License Agreements in accordance with ASC 606 and concluded that there was one performance obligation, for which the counterparty is a customer for the unit of account, relating to the license of functional intellectual property for each agreement. The performance obligation was satisfied, and we recognized the residual allocation of arrangement consideration as revenue of $54.9 million in 2021 for the Corxel OM License Agreement and $36.5 million in 2020 for the Corxel Aficamten License Agreement. Due to the nature of development, including the inherent risk of development and approval by regulatory authorities, we are unable to estimate if and when the development milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be fully constrained and exclude the milestone payments from the transaction price. For the other transactions in collaborative arrangements, consisting of research and development cost reimbursements, we recognize the research and development cost reimbursements as collaboration revenues in our consolidated statement of operations.

In 2024, we entered into an agreement to modify the Corxel Aficamten License Agreement. The $15.0 million up-front payment was recognized upon execution of the modification as all performance obligations were satisfied. The $10.0 million contingent payment to be earned upon aficamten being approved in China and included on China's National Reimbursement Drug List is constrained due to the significant uncertainty as of December 31, 2024.

Collaboration revenues from Corxel for 2024, 2023, and 2022 were $3.3 million, $1.3 million, and $0.9 million, respectively, related to certain development cost reimbursements.

We had accounts receivable from Corxel of $16.5 million as of December 31, 2024 and $0.3 million as of December 31, 2023.

Collaboration for Commercialization of Aficamten in Japan

On November 19, 2024, we announced that we had entered into a collaboration and license agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, for the exclusive development and commercialization of aficamten in Japan, subject to certain reserved development rights of Cytokinetics to continue the conduct certain clinical trials (the "Bayer License Agreement").

The Company received an upfront payment of €50.0 million (equivalent to $52.4 million) and is eligible to receive up to an additional €90.0 million upon the achievement of milestones through commercial launch. The Company is also eligible to receive up to €490.0 million in commercial milestone payments upon the achievement of certain sales milestones, and tiered royalties on net sales of aficamten in Japan.

Accounting for the License and Collaboration Agreement in Japan

We assessed the Bayer License Agreement under ASC 606 and concluded that there was one performance obligation, for which the counterparty is a customer for the unit of account, relating to the license of functional intellectual property. The €50.0 million (equivalent to $52.4 million) up-front payment received under this agreement was recorded as deferred revenue in the fourth quarter of 2024, as the technology transfer related to the license of functional intellectual property has not yet been satisfied. We expect to fulfill and satisfy the technology transfer in the first half of 2025. The agreement also includes additional milestone payments, including future milestone payments totaling up to an additional €90.0 million upon achievement of milestones through commercial launch. These payments are constrained due to uncertainties related to regulatory and development progress and will be recognized as revenue only when it becomes probable that a significant revenue reversal will not occur. In addition, we are eligible to receive up to €490.0 million in commercial milestone payments based on the achievement of specific sales thresholds and tiered royalties on net sales of aficamten in Japan. The sales-based milestone payments, including royalties, will be recognized when the related sales occur under the sales and usage-based royalty exception of ASC 606 as these amounts have been determined to relate predominantly to the license.

As of December 31, 2024, we had deferred revenue of $52.4 million, which related to the up-front payment from the Bayer License Agreement.

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

Collaboration for development of reldesemtiv

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

We had no revenue from Astellas in 2024. Collaboration revenue from Astellas for 2023 and 2022 was $2.7 million and $5.7 million, respectively, related to certain development cost reimbursement.

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

Fair Value of Financial Assets

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

	December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$71,515	$—	$—	$71,515
U.S. Treasury securities	Level 1	404,377	1,192	(74)	405,495
U.S. Government agency securities	Level 2	134,547	339	(23)	134,863
Commercial paper	Level 2	302,043	399	(128)	302,314
Asset-backed securities	Level 2	13,924	42	—	13,966
Corporate obligations	Level 2	290,616	598	(182)	291,032
		$1,217,022	$2,570	$(407)	$1,219,185

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$77,429	$—	$—	$77,429
U.S. Treasury securities	Level 1	34,625	13	(15)	34,623
U.S. Government agency securities	Level 2	175,301	87	(133)	175,255
Commercial paper	Level 2	252,956	156	(59)	253,053
Asset-backed securities	Level 2	37,947	13	(101)	37,859
Corporate obligations	Level 2	54,437	90	(41)	54,486
		$632,695	$359	$(349)	$632,705

Investments in corporate debt securities, commercial paper, asset-backed securities and U.S. Government agency securities are classified as Level 2 as they are valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

No credit losses on debt securities were recognized in the periods presented. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The unrealized losses as of December 31, 2024 are attributed to market interest rate changes and are not attributed to credit. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

Note 6 — Balance Sheet Components

Our property and equipment consisted of (in thousands):

	December 31,
	2024	2023
Property and equipment, net:
Laboratory equipment	$21,398	$18,839
Computer equipment and software	3,263	3,263
Office equipment, furniture and fixtures	6,159	6,061
Leasehold improvements	66,874	66,874
Construction in progress	4,067	220
Right-of-use assets, finance lease	1,231	1,839
Total property and equipment	102,992	97,096
Less: Accumulated depreciation	(37,177)	(28,348)
	$65,815	$68,748

Depreciation expense was $9.5 million, $11.9 million, and $5.8 million for 2024, 2023, and 2022, respectively.

Our accrued liabilities were as follows (in thousands):

	December 31,
	2024	2023
Accrued liabilities:
Clinical and preclinical costs	$13,567	$5,880
Compensation related	35,132	29,255
Other accrued expenses	6,624	7,506
Total accrued liabilities	$55,323	$42,641

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sponsor a 401(k) defined contribution plan covering all employees and contributed $2.7 million, $2.5 million, and $1.8 million to this plan in 2024, 2023, and 2022, respectively.

Note 7 — Debt

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As of December 31, 2024, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding.

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

The 2026 Notes are redeemable, in whole or in part, at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (ii) the trading day immediately before the date we may send such notice. The 2026 Notes are convertible at December 31, 2024 at the option of the holder.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Years Ended December 31,
	2024	2023	2022
Contractual interest expense	$844	$844	$3,265
Amortization of debt issuance costs	115	108	355
Total interest expense recognized	$959	$952	$3,620

The effective interest rate of the 2026 Notes was 4.6% as of December 31, 2024, 2023, and 2022. As of December 31, 2024. the unamortized debt issuance cost for the 2026 Notes was $0.2 million and will be amortized over approximately 1.9 years. As of December 31, 2024, the 2026 Notes were partially converted into 151 shares at the option of a holder.

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	2024	2023	2022
Contractual interest expense	$18,900	$18,900	$9,188
Amortization of debt issuance costs	3,265	3,074	1,542
Total interest expense recognized	$22,165	$21,974	$10,730

The effective interest rate of the 2027 Notes was 4.2% as of December 31, 2024 , 2023 and 2022. As of December 31, 2024, the unamortized debt issuance cost for the 2027 Notes was $8.5 million and will be amortized over approximately 2.5 years. In 2024, the conditions allowing holders of the Notes to convert were not met. As a result, the 2027 Notes are not convertible as of December 31, 2024.

Future minimum payments under the 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2027 Notes	2026 Notes	Total
2025	$18,900	$845	$19,745
2026	18,900	21,976	40,876
2027	558,900	—	558,900
Future minimum payments	596,700	22,821	619,521
Less: Interest	(56,700)	(1,690)	(58,390)
Convertible notes, principal amount	540,000	21,131	561,131
Less: Unamortized debt issuance costs on the convertible notes	(8,533)	(228)	(8,761)
Net carrying amount of the convertible notes	$531,467	$20,903	$552,370

As of December 31, 2024, the estimated fair value of the 2027 Notes and 2026 Notes was $651.7 million and $95.1 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2022, our stockholders approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 6.0 million shares. In May 2022 and February 2023, our board of directors approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 1.6 million shares and 1.0 million shares, respectively, for inducement grants to new employees. As of December 31, 2024, the total authorized shares under the 2004 Plan available for grant was 5.1 million.

Stock option activity in 2024, 2023, and 2022 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2021	9,372,959	$13.35
Granted	3,424,150	39.79
Exercised	(1,389,031)	10.13
Forfeited	(415,675)	28.94
Balance at December 31, 2022	10,992,403	$22.13
Granted	2,447,225	38.59
Exercised	(1,200,895)	12.13
Forfeited	(458,503)	35.01
Balance at December 31, 2023	11,780,230	$26.07
Granted	1,551,042	60.13
Exercised	(2,437,856)	20.20
Forfeited	(473,893)	40.89
Balance at December 31, 2024	10,419,523	$31.84	6.4	$178.7
Exercisable at December 31, 2024	6,879,281	$24.34	5.4	$159.5

We have elected to account for forfeitures as they occur. The intrinsic value of stock options exercised, calculated based on the difference between the market value at the date of exercise and the exercise price, was $112.6 million for 2024, $33.8 million for 2023, and $46.3 million for 2022. The weighted-average grant date fair value of options to purchase common stock granted was $40.65, $24.67, and $24.77 per share in the years ended December 31, 2024, 2023, and 2022, respectively. The total grant-date fair value of options to purchase common stock vested was $57.5 million, $51.1 million and $26.9 million in the year ended December 31, 2024, 2023, and 2022, respectively.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSU, including PSU, activity in 2024, 2023, and 2022 was as follows:

	Number of Restricted Stock Units	Weighted Average Award Date Fair Value per Share
Balance at December 31, 2021	1,414,827	$18.52
Granted	780,519	37.69
Exercised	(707,772)	16.72
Forfeited	(273,310)	26.65
Balance at December 31, 2022	1,214,264	$30.07
Granted	965,863	39.09
Exercised	(721,215)	27.40
Forfeited	(84,290)	35.46
Balance at December 31, 2023	1,374,622	$37.47
Granted	1,538,343	54.87
Exercised	(797,880)	38.17
Forfeited	(250,027)	46.94
Balance at December 31, 2024	1,865,058	$49.58

RSUs generally vest annually over two to three years.

The fair value of vested RSUs, including PSUs, calculated based on the units vested multiplied by the closing price of our common stock on the date of vesting, was $52.6 million for 2024, $28.6 million for 2023, and $26.2 million for 2022.

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

In 2023, we issued 5,016,170 shares of our common stock for net proceeds of $164.2 million under the Amended ATM Facility. We issued 1,237,460 shares of our common stock for net proceeds of $93.6 million under the Amended ATM Facility in 2024.

Performance Stock Units

In 2024, the Compensation Committee granted a total of 458,357 performance stock units ("PSUs") to certain employees with a grant date fair value ranging from $47.04 to $63.75 per unit. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSU awards are subject to performance goals and will be earned as to a pre-determined fixed number of shares subject to the certification by the Compensation and Talent Committee of the Company’s Board of Directors (the “Compensation Committee”) that the Company has achieved one or more of the relevant performance goals, in each case vesting as to 50% of the earned shares on applicable Compensation Committee certification date and as to the remaining 50% of the earned shares following the one-year anniversary of the applicable Compensation Committee certification date.

In 2024, the Company recognized expense of $7.6 million for the PSUs. As of December 31, 2024, there was $6.0 million of unamortized stock-based compensation related to the portion of PSUs vesting that is deemed probable. The Company will assess the probability of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

Under our ESPP, employees may purchase common stock up to a specified maximum amount at a price equal to 85% of the fair market value at certain plan-defined dates.

We issued 140,703 shares at an average price of $32.76 per share during 2024, 136,065 shares at an average price of $30.43 per share in 2023, and 98,153 shares at an average price of $32.89 per share in 2022 pursuant to the ESPP. At December 31, 2024, we have 263,119 shares of common stock reserved for issuance under the ESPP.

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model to determine the fair value of stock option grants to employees and directors and employee stock purchase plan shares. The fair value of share-based payments was estimated on the date of grant based on the following assumptions:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Options	ESPP	Options	ESPP	Options	ESPP
Risk-free interest rate	3.63% to 4.33%	4.43% to 5.39%	3.57% to 4.6%	5.33% to 5.44%	1.41% to 4.01%	1.63% to 4.65%
Volatility	72%	37% to 112%	67%	49% to 50%	66% to 67%	64% to 65%
Expected term in years	6.1 to 6.3	0.5	6.3	0.5	6.3 to 6.4	0.5
Expected dividend yield	0%	0%	0%	0%	0%	0%

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

Stock-based compensation expense for 2024, 2023, and 2022 was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Research and development	$44,014	$32,134	$19,100
General and administrative	53,826	39,931	28,753
	$97,840	$72,065	$47,853

As of December 31, 2024, we expect to recognize $103.5 million of unrecognized compensation cost related to unvested stock options over a weighted-average period of 2.3 years, $58.3 million of unrecognized compensation cost related to unvested restricted stock over a weighted-average period of 1.7 years.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2023, we had 12,957 warrants outstanding to purchase shares of our common stock at an exercise price of $10.42 per share. The remaining 12,957 warrants outstanding at December 31, 2023 were exercised in January 2024.

Note 9 — Commitments and Contingencies

Operating Leases

In July 2019, we entered into the Oyster Point Lease of office and laboratory space at a facility located in South San Francisco, California, and we entered into amendments to the Oyster Point Lease in 2020 through 2024. The Oyster Point Lease commenced on March 31, 2021 and has an expiration date of October 31, 2033.

In January 2022, we entered into a series of lease agreements with the sub-landlord and landlord and leased an office space at a facility located in Radnor, Pennsylvania (the "Radnor Lease"). The Radnor Lease commenced in September 2022, when the leasehold improvements were substantially completed, and we gained control over the use of the underlying assets. The Radnor Lease has an expiration date of July 31, 2027 with one five-year option to extend the lease.

The weighted-average remaining lease term of the operating leases was 8.7 years, 9.7 years, and 10.7 years as of December 31, 2024, 2023, and 2022, respectively. The weighted-average discount rate used to determine the related operating lease liabilities was 8.7% as of December 31, 2024, 2023, and 2022.

Cash paid for operating leases for the years ended December 31, 2024, 2023, and 2022 was $26.1 million, $17.8 million, and $24.1 million, respectively, and was included in net cash used in operating activities in our consolidated statements of cash flows.

Finance Leases

During the third quarter of 2021, we entered into a master lease agreement for laboratory equipment leases that commenced in the fourth quarter of 2021. The leases commenced through the second quarter of 2022, with the lease term ending in the fourth quarter of 2026. The master lease agreement provides a purchase option with a bargain purchase price, which we expect to exercise at the end of the term. The Company classified the leases as finance leases.

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

As of December 31, 2024, 2023, and 2022, the weighted average remaining lease term for the finance leases is 2.0 years, 3.0 years, and 4.0 years, respectively. The weighted average discount rate used to determine the finance lease liabilities is 9.5% as of December 31, 2024, 2023, and 2022.

The cash paid for finance lease for the years ended December 31, 2024, 2023, and 2022 was $0.9 million and was included in financing activities in our consolidated statement of cash flows.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2024 is as follows (in thousands):

Years ending December 31:	Operating Leases	Finance Leases
2025	$19,563	$204
2026	20,179	—
2027	20,514	—
2028	20,738	—
2029	21,403	—
Thereafter	88,578	—
Total future minimum lease payments	190,975	204
Less: Imputed interest	(59,415)	—
Total lease liability	$131,560	$204

Rent expense for operating and finance leases was $19.4 million, $22.1 million, and $21.6 million for 2024, 2023, and 2022, respectively.

Note 10 — Income Taxes

We did not record an income tax provision in 2024, 2023, and 2022 because we had net taxable losses. Our significant jurisdictions are the United States and California.

The following reconciles the statutory federal income tax rate to our effective tax rate:

	Years Ended December 31,
	2024	2023	2022
Tax at federal statutory tax rate	21%	21%	21%
State tax, net of federal benefits	0%	1%	1%
Change in state effected rates	(1)%	0%	0%
Tax credits, net	5%	4%	4%
Change in valuation allowance	(24)%	(24)%	(26)%
Stock-based compensation	3%	1%	2%
Other	(4)%	(3)%	(2)%
Total	0%	0%	0%

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets, net, reflecting the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, were as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$282,974	$231,915
Tax credits	146,883	119,815
Liability related to sale of future royalties	102,134	85,501
Reserves and accruals	43,108	35,466
Capitalized R&D	133,933	95,437
Long-term lease liability	25,919	28,634
Total noncurrent deferred tax assets	734,951	596,768
Deferred tax liabilities:
Depreciation and amortization	(5,834)	(6,842)
Operating lease right-of-use assets	(15,778)	(17,392)
Unrealized Loss	(432)	(6)
Total noncurrent deferred tax liabilities	(22,044)	(24,240)
Less: Valuation allowance	(712,907)	(572,528)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting our future results and an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $140.4 million in 2024 and increased by $128.6 million in 2023.

At December 31, 2024 federal NOL carryforwards were $1,195.2 million, apportioned state NOL carryforwards before federal benefits were $428.2 million, and foreign NOL carryforwards were $5.4 million. If not utilized, federal and state net operating loss carryforwards incurred prior to 2018 will expire in various amounts beginning 2025 and 2028, respectively, and the foreign net operating loss carryforwards will begin to expire in 2030.

At December 31, 2024, tax credits of $156.9 million and $25.6 million for federal and California income tax purposes, respectively consisted of Research and Development Credits and Orphan Drug Credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2025. California based credit carryforwards do not expire.

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

Activity related to our gross unrecognized tax benefits were (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at the beginning of the year	$25,232	$18,355	$11,295
Increase related to prior year tax positions	—	—	4,438
Decrease related to prior year tax positions	(97)	(97)	(1,804)
Increase related to current year tax positions	5,870	6,974	4,426
Balance at the end of the year	$31,005	$25,232	$18,355

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to federal and various state & local and foreign income tax examinations for all fiscal years with unutilized NOLs and tax credit carryforwards. Included in the balance of unrecognized tax benefits as of December 31, 2024, 2023, and 2022 are $30.2 million, $24.5 million, and $17.7 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Inflation Reduction Act of 2022, or IRA, was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the United States through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a 1 percent new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and others. The IRA provisions are effective for tax years beginning after December 31, 2022. At this time, none of the IRA tax provisions are expected to have a material impact to our consolidated tax provision for the year ending December 31, 2024. The Company will continue to closely monitor any effects from future legislation.

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

Note 11 — Subsequent Events

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of common stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent.

We exercised our rights to terminate the Amended ATM Facility with Cantor in February 2024.

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

As required by Rule 13a‑15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and interim principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, our principal executive officer and interim principal financial officer has concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on the above evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Cytokinetics, Incorporated’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cytokinetics, Incorporated (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

February 27, 2025

ITEM 9B. OTHER INFORMATION

(a) During the fourth quarter ended December 31, 2024, the following of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K:

•
John T. Henderson, Chairman of our Board of Directors - Dr. Henderson adopted a Rule 10b5-1 trading arrangement on September 11, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c). Dr. Henderson's trading arrangement provides for the sale of up to 31,872 shares of our common stock and will terminate on the earlier of (x) May 20, 2025 and (y) the sale of all securities that are subject to the arrangement.
•
Muna Bhanji, Director - Ms. Bhanji adopted a Rule 10b5-1 trading arrangement on November 18, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c). Ms. Bhanji's trading arrangement provides for the sale of up to 1,454 shares of our common stock and will terminate on the earlier of (x) June 30, 2025 and (y) the sale of all securities that are subject to the arrangement.
•
Robert Harrington, Director - Dr. Harrington adopted a Rule 10b5-1 trading arrangement on November 8, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c). Dr. Harrington's trading arrangement provides for the sale of up to 1,350 shares of our common stock and will terminate on the earlier of (x) November 1, 2025 and (y) the sale of all securities that are subject to the arrangement.
•
Robert I. Blum, President & Chief Executive Officer - Mr. Blum terminated a Rule 10b5-1 trading arrangement on November 14, 2025 that he had previously adopted on March 5, 2024. Subsequently, Mr. Blum adopted a Rule 10b5-1 trading arrangement on December 4, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c). Mr. Blum's trading arrangement provides for the sale of up to 135,000 shares of our common stock and will terminate on the earlier of (x) November 14, 2025 and (y) the sale of all securities that are subject to the arrangement.
•
Andrew Callos, Executive Vice President, Chief Commercial Officer - Mr. Callos adopted a Rule 10b5-1 trading arrangement on December 12, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c). Mr. Callos's trading arrangement provides for the sale of up to 61,725 shares of our common stock and will terminate on the earlier of (x) March 5, 2026 and (y) the sale of all securities that are subject to the arrangement.
•
Fady Malik, Executive Vice President, Research & Development - Dr. Malik adopted a Rule 10b5-1 trading arrangement on September 16, 2024 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c). Dr. Malik's trading arrangement provides for the sale of up to 49,000 shares of our common stock and will terminate on the earlier of (x) December 19, 2025 and (y) the sale of all securities that are subject to the arrangement.

(b) We have adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Listing Rules. A copy of our insider trading policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K. We do not have a formal policy governing the purchase, sale, and/or other disposition of our securities by Cytokinetics itself. We have not adopted such a policy because we have not engaged, and do not plan to engage in the foreseeable future, any share buy-back activities. From time to time, we sell securities by way of public offerings of securities, and at-the-market sales of securities, which occur only after the public disclosure of material non-public information.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, where it appears under the heading “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, where it appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plans at December 31, 2024.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, where it appears under the headings “Certain Business Relationships and Related Party Transactions” and “Board of Directors – Independence of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, where it appears under the headings “Proposal Four – Ratification of Selection of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2025.

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

b)
Exhibits:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 3, 2023	3.5

3.6	Amended and Restated Bylaws.	8-K	000-50633	November 17, 2023	3.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.3	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Note due 2026)	8-K	000-50633	November 13, 2019	4.2

4.4	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.5	Description of Securities	10-K	000-50633	March 1, 2023	4.6

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

10.1	Lease, dated July 24, 2019, by and between the Company and KR Oyster Point 1, LLC	10-Q	000-50633	November 1, 2019	10.52

10.2	First Amendment to Lease, dated May 12, 2020, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 26, 2021	10.59

10.3	Second Amendment to Lease, dated January 26, 2021, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 26, 2021	10.60

10.4	Third Amendment to Lease, dated November 12, 2021, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 25, 2022	10.4

10.5	Fourth Amendment to Lease, dated October 12, 2022, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	March 1, 2023	10.5

10.6	Fifth Amendment to Lease, dated November 27, 2023, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 28, 2024	10.6

10.7	Sixth Amendment to Lease, dated July 30, 2024, by and between the Company and KR Oyster Point 1, LLC	10-Q	000-50633	November 7, 2024	10.2

10.8	Form of Indemnification Agreement between the Company and each of its directors and executive officers	10-Q	000-50633	August 5, 2008	10.1

10.9+	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.10+	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements	10-K	000-50633	March 12, 2009	10.68

10.11+	Amended and Restated 2004 Equity Incentive Plan	10-K	000-50633	March 1, 2023	10.9

10.12+	Amended and Restated 2015 Employee Stock Purchase Plan	S-8	000-50633	June 3, 2024	99.1

10.13+	Form of Option Agreement (Employee Annual Grant)	10-K	000-50633	March 1, 2023	10.11

10.14+	Form of Option Agreement (New Hire Inducement)	10-K	000-50633	March 1, 2023	10.12

10.15+	Form of Option Agreement (Director Annual Grant)	10-K	000-50633	March 1, 2023	10.13

10.16+	Form of Option Agreement (Director Onboarding)	10-K	000-50633	March 1, 2023	10.14

10.17+	Form of Restricted Stock Unit Award Agreement (Employee Annual Grant)	10-K	000-50633	March 1, 2023	10.15

10.18+	Form of Restricted Stock Unit Award Agreement (Director Annual Grant)	10-K	000-50633	March 1, 2023	10.17

10.19+	Form of Executive Employment Agreement between the Company and its executive officers	10-K	000-50633	March 7, 2014	10.39

10.20#	License and Collaboration Agreement, dated July 14, 2020, by and between the Company and Genzyme Corporation (as assignee of Corxel Pharmaceuticals Limited (f/k/a Ji Xing Pharmaceuticals Limited))	10-Q/A	000-50633	March 11, 2021	10.1

10.21#

Amendment to License and Collaboration Agreement, dated December 17, 2024, by and between the Company and Genzyme Corporation (as assignee of Corxel Pharmaceuticals Limited (f/k/a Ji Xing Pharmaceuticals Limited))

						X

10.22#	License and Collaboration Agreement, dated November 18, 2024, by and between the Company and Bayer Consumer Care AG					X

10.23#	Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and the Company	10-K	000-50633	February 25, 2022	10.18

10.24	First Amendment to Development Funding Loan Agreement, dated June 30, 2022, by and among Royalty Pharma Development Funding, LLC and the Company	10-K	000-50633	March 1, 2023	10.22

10.25	Second Amendment to Development Funding Loan Agreement, dated December 8, 2022, by and among Royalty Pharma Development Funding, LLC and the Company	10-K	000-50633	March 1, 2023	10.23

10.26#	Third Amendment to Development Funding Loan Agreement, dated May 22, 2024, by and among Royalty Pharma Development Funding, LLC and the Company	10-Q	000-50633	August 9, 2024	10.3

10.27#	Royalty Purchase Agreement, dated February 1, 2017, by and between the Company and RPI Finance Trust	10-K	000-50633	March 6, 2017	10.44

10.28#	Amendment No. 1 to Royalty Purchase Agreement, dated January 7, 2022, by and between the Company and RPI Finance Trust	10-K	000-50633	February 25, 2022	10.20

10.29#	Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between the Company and Royalty Pharma Investments 2019 ICAV	10-K	000-50633	February 25, 2022	10.21

10.30#	Amendment No. 1, dated May 22, 2024, to Revenue Participation Right Purchase	10-Q	000-50633	August 9, 2024	10.4

Agreement, dated January 7, 2022, by and between the Company and Royalty Pharma Investments 2019 ICAV

10.31#	2024 Development Funding Loan Agreement, dated May 22, 2024, by and between the Company and Royalty Pharma Development Funding, LLC	10-Q	000-50633	August 9, 2024	10.5

10.32#	CK-586 Revenue Participation Right Purchase Agreement, dated May 22, 2024, by and between the Company and Royalty Pharma Investments 2019 ICAV	10-Q	000-50633	August 9, 2024	10.6

10.33+	Description of Director Compensation					X

10.34+	Cytokinetics, Incorporated Executive Severance Plan and Summary Plan Description	8-K	000-50633	October 3, 2023	10.1

19.1	Insider Trading Policies and Procedures					X

23.1	Consent of independent registered public accounting firm					X

24.1	Power of Attorney (included in the signature page to this report)					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

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
Robert I. Blum
President and Chief Executive Officer

Dated: February 27, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert I. Blum and Sung H. Lee, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025

/s/ Sung H. Lee Sung H. Lee	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2025

/s/ JOHN T. HENDERSON John T. Henderson, M.B. Ch.B.	Chairman of the Board of Directors	February 27, 2025

/s/ MUNA BHANJI	Director	February 27, 2025
Muna Bhanji

/s/ ROBERT A. HARRINGTON Robert A. Harrington, M.D.	Director	February 27, 2025

/s/ EDWARD M. KAYE Edward M. Kaye, M.D.	Director	February 27, 2025

/s/ ROBERT E. Landry Robert E. Landry	Director	February 27, 2025

/s/ B. LYNNE PARSHALL B. Lynne Parshall	Director	February 27, 2025

/s/ WENDELL WIERENGA Wendell Wierenga, Ph.D.	Director	February 27, 2025

/s/ NANCY J. WYSENSKI	Director	February 27, 2025
Nancy J. Wysenski