Form 10-Q
period 2025-03-31
CYTOKINETICS INC
filed 2025-05-06
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of common stock, $0.001 par value, outstanding as of May 5, 2025: 119,427,293

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three months ended March 31, 2025

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
Corxel OM License Agreement

means that certain Collaboration and License Agreement, dated December 20, 2021, by and between the Company and Corxel, pursuant to which we granted Corxel an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan

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
RP OM Liability

As defined in Part I, Item 1 (Financial Statements (Unaudited)), Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q - Note 3 (Agreements with Royalty Pharma) – 2017 RP Omecamtiv Mecarbil Royalty Purchase Agreement

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands) (Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$73,680	$94,857
Short-term investments	864,538	981,157
Accounts receivable	2,012	16,650
Prepaid expenses and other current assets	15,823	15,276
Total current assets	956,053	1,107,940
Long-term investments	150,687	145,055
Property and equipment, net	67,175	65,815
Operating lease right-of-use assets	77,439	75,158
Other assets	12,697	7,705
Total assets	$1,264,051	$1,401,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,942	$20,369
Accrued liabilities	43,358	55,323
Short-term operating lease liabilities	19,574	18,978
Current portion of long-term debt	12,960	11,520
Derivative liabilities measured at fair value	11,700	11,300
Deferred revenue	52,370	52,370
Other current liabilities	5,822	9,814
Total current liabilities	159,726	179,674
Term loans, net	92,025	93,227
Convertible notes, net	553,143	552,370
Liabilities related to revenue participation right purchase agreements, net	476,296	462,192
Long-term operating lease liabilities	113,353	112,582
Liabilities related to RPI Transactions measured at fair value	133,100	137,000
Other non-current liabilities	2,821	—
Total liabilities	1,530,464	1,537,045
Commitments and contingencies
Stockholders' deficit
Preferred stock	—	—
Common stock	119	118
Additional paid-in capital	2,595,063	2,563,876
Accumulated other comprehensive income	1,545	2,398
Accumulated deficit	(2,863,140)	(2,701,764)
Total stockholders' deficit	(266,413)	(135,372)
Total liabilities and stockholders' deficit	$1,264,051	$1,401,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues:
Collaboration revenues	$1,579	$835
Operating expenses:
Research and development	99,841	81,570
General and administrative	57,369	45,500
Total operating expenses	157,210	127,070
Operating loss	(155,631)	(126,235)
Interest and other expense, net	(8,868)	(7,103)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(14,078)	(10,218)
Interest and other income, net	13,701	7,913
Change in fair value of derivative liabilities	(400)	—
Change in fair value of liabilities related to RPI Transactions	3,900	—
Net loss	$(161,376)	$(135,643)
Net loss per share — basic and diluted	$(1.36)	$(1.33)
Weighted-average number of shares used in computing net loss per share — basic and diluted	118,496	101,924
Other comprehensive (loss) gain:
Unrealized loss on available-for-sale securities, net	(541)	(556)
Foreign currency translation adjustments	(312)	27
Comprehensive loss	$(162,229)	$(136,172)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Deficit

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2024	118,209,139	$118	$2,563,876	$2,398	$(2,701,764)	$(135,372)
Exercise of stock options	351,985	—	7,651	—	—	7,651
Vesting of restricted stock units, net of taxes withheld	659,179	1	(13)	—	—	(12)
Stock-based compensation	—	—	23,549	—	—	23,549
Unrealized loss on available-for-sale securities, net	—	—	—	(541)	—	(541)
Foreign currency translation adjustments	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	(161,376)	(161,376)
Balance, March 31, 2025	119,220,303	$119	$2,595,063	$1,545	$(2,863,140)	$(266,413)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, December 31, 2023	101,637,922	$102	$1,725,823	$(10)	$(2,112,238)	$(386,323)
Exercise of stock options	1,466,359	2	29,530	—	—	29,532
Vesting of restricted stock units	695,140	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(274,256)	—	(18,449)	—	—	(18,449)
Issuance of common stock under at-the-market offering, net of issuance costs	1,237,460	1	93,639	—	—	93,640
Exercise of warrants, net	11,335	—	—	—	—	—
Stock-based compensation	—	—	21,612	—	—	21,612
Unrealized loss on available-for-sale securities, net	—	—	—	(556)	—	(556)
Foreign currency translation adjustments	—	—	—	27	—	27
Net loss	—	—	—	—	(135,643)	(135,643)
Balance, March 31, 2024	104,773,960	$105	$1,852,155	$(539)	$(2,247,881)	$(396,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(161,376)	$(135,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	14,104	10,244
Stock-based compensation expense	23,549	21,612
Non-cash lease expense	1,230	995
Depreciation of property and equipment	2,300	2,331
Change in fair value of derivative liabilities	400	—
Change in fair value of liabilities related to RPI Transactions	(3,900)	—
Interest receivable and amortization on investments	(6,174)	(5,224)
Non-cash interest expense related to debt	3,453	1,879
Changes in operating assets and liabilities:
Accounts receivable	14,638	449
Prepaid and other assets	(376)	(6,630)
Accounts payable	(4,576)	(10,294)
Accrued and other liabilities	(14,367)	(5,579)
Operating lease liabilities	(2,143)	(1,712)
Other non-current liabilities	1,621	(1,935)
Net cash used in operating activities	(131,617)	(129,507)
Cash flows from investing activities:
Purchases of investments	(159,105)	(142,655)
Investment in non-marketable equity security	(5,000)	—
Maturities of investments	275,725	175,296
Purchases of property and equipment	(5,664)	—
Net cash provided by investing activities	105,956	32,641
Cash flows from financing activities:
Repayment of finance lease liabilities	(202)	(227)
Repayment of term loans	(2,682)	(705)
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	—	93,640
Proceeds from issuance of common stock under equity incentive and stock purchase plans	7,651	29,532
Taxes paid related to net share settlement of equity awards	(13)	(18,449)
Net cash provided by financing activities	4,754	103,791
Effect of exchange rate changes on cash	(270)	27
Net (decrease) increase in cash, cash equivalents, and restricted cash	(21,177)	6,952
Cash, cash equivalents, and restricted cash, beginning of period	95,232	113,399
Cash, cash equivalents, and restricted cash, end of period	$74,055	$120,351
Supplemental cash flow disclosures:
Cash paid for interest	$9,647	$10,206
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$3,501	$178
Amounts unpaid for purchases of property and equipment	$1,494	$1,754

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $2.9 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $161.4 million and net cash used in operations of $131.6 million for the three months ended March 31, 2025. Cash, cash equivalents, and investments decreased to $1.1 billion as of March 31, 2025 from $1.2 billion as of December 31, 2024. We anticipate that we will have operating losses and net cash outflows in future periods.

We are subject to risks common to late-stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us. To date, we have funded operations primarily through sales of our common stock, contract payments under our collaboration agreements, sales of future revenues and royalties, debt financing arrangements, and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs. The earliest we might reasonably expect to commence commercial sales and record revenues is following the PDUFA target action date of December 26, 2025 for the NDA for aficamten in oHCM.

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

Based on the current status of our research and development and pre-launch activities, we believe that our existing cash, cash equivalents and investments will be sufficient to fund cash requirements for at least the next 12 months after the issuance of this Quarterly Report on Form 10-Q. If, at any time, our prospects for financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of one or more of our research or development programs. Alternatively, we might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission.

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

Investment in non-marketable equity security

In the three months ended March 31, 2025, we have made an equity investment of $5.0 million that does not have a readily determinable fair value. We have elected the measurement alternative under which we measure the investment at cost, less any impairment. If we observe price changes in orderly transactions for identical or similar securities of the same issuer, we will remeasure the investment at fair value as of the date of the observable transaction. As of March 31, 2025, the investment has a carrying value of $5.0 million and is classified as “Other assets” on the condensed consolidated balance sheet.

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

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	March 31, 2025	March 31, 2024
Options to purchase common stock	11,714	11,095
Restricted stock and performance units	2,498	1,692
Shares issuable related to the ESPP	66	65
Shares issuable upon conversion of 2026 Notes	2,003	2,003
Shares issuable upon conversion of 2027 Notes	10,572	10,572
Total shares	26,853	25,427

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

On May 22, 2024, we announced that we had entered into the 2024 RPI Transactions with affiliates of Royalty Pharma International plc, which included an amendment to the RP Aficamten RPA, a component of the 2022 RPI Transactions. The 2024 RPI Transactions include the 2024 RP OM Loan Agreement, the RP CK-586 RPA, the RP Stock Purchase Agreement, the RP Multi Tranche Loan Agreement Amendment and the RP Aficamten RPA Amendment, as described below, are accounted for as a debt modification of the 2022 RPI Transactions.

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

The following table demonstrates the future minimum payments for our RP OM Loan under Scenario 3, based on 227.5% of the principal amount with repayment expected to start in 2028 as defined above, as of March 31, 2025 (in thousands):

Years ending December 31:
2025 remainder	$—
2026	—
2027	—
2028	20,682
2029	41,363
Thereafter	165,455
Future minimum payments	$227,500

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

Accounting for RPI Transactions Measured at Fair Value

The fair values of the liabilities for the RP OM Loan Agreement and CK-586 RPA are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 12% to 18% as of March 31, 2025), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the omecamtiv mecarbil or CK-586 programs could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

For the three months ended March 31, 2025, the Company recorded a gain of $3.9 million associated with the change in fair value of the liabilities related to 2024 RP OM Loan Agreement and the CK-586 RPA. The change in the fair value has been recognized in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the changes of the fair value of the CK-586 RPA and RP OM Loan (in thousands):

	2025
	CK-586 RPA	RP OM Loan
Beginning balance, January 1	$14,000	$123,000
Change in fair value	(300)	(3,600)
Ending balance, March 31	$13,700	$119,400

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 23.5% as of March 31, 2025 and 24.8% as of March 31, 2024.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% as of March 31, 2025 and 2024.

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

There are a number of factors that could materially affect the amount and timing of royalty payments, a number of which are not within our control. The RP OM Liability and the RP Aficamten Liability are recognized using significant unobservable inputs. The estimates of future royalties require the use of several assumptions such as: the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of eligible patient populations, estimates of prescribing behavior and patient compliance behavior, estimates of pricing, payor reimbursement and coverage, and sales ramp. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RP OM Liability and the RP Aficamten Liability.

We recorded $50.0 million of additional consideration associated with the 2022 RP Aficamten Royalty Purchase Agreement upon receipt of the cash in the third quarter of 2023. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered on May 22, 2024.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions. Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	RP Aficamten Liability		RP OM Liability
	2025	2024	2025	2024
Beginning balance, January 1	$262,599	$180,591	$199,593	$199,384
Interest accretion	14,037	10,239	41	(21)
Amortization of issuance costs	—	—	26	26
Ending balance, March 31	$276,636	$190,830	$199,660	$199,389

RP Multi Tranche Term Loan

As of March 31, 2025, under the RP Multi Tranche Loan Agreement, we are entitled to receive tranches 4 and 5 as described below. On May 22, 2024, we entered into the RP Multi Tranche Loan Agreement Amendment which provides for two tranches of additional term loans in an aggregate principal amount up to $225.0 million as follows:

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

In December 2023, we announced positive topline results from SEQUOIA-HCM, the Phase 3 trial for aficamten. This entitled us to draw $75.0 million under tranche 4 at any time prior to April 3, 2025. In April 2025, $75.0 million was disbursed to us under tranche 4 of the RP Multi Tranche Loan Agreement.

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

Future minimum payments under the existing borrowing under Tranche 1 and Tranche 6 of RP Multi Tranche Loan are (in thousands):

Years ending December 31:
2025 remainder	$8,640
2026	20,160
2027	23,040
2028	23,040
2029	23,040
Thereafter	77,720
Future minimum payments	175,640
Less: Unamortized interest and loan costs	(70,655)
Term Loan, net	$104,985

The weighted-average effective rate of interest on the Tranche 1 and Tranche 6 term loans was approximately 11.9% as of March 31, 2025.

As of March 31, 2025, the estimated fair value of the Tranche 1 and Tranche 6 term loans was $100.7 million. The fair value was estimated based on Level 3 inputs.

Derivative Liabilities Measured at Fair Value

We have bifurcated and recognized the embedded derivatives in the RP Multi Tranche Loan Agreement. These embedded derivatives include repayment features based upon a change in control and default.

We recognize the derivative liabilities at fair value in the condensed consolidated balance sheets. Each period, the fair value of the derivative liabilities will be recalculated and resulting gains and losses from the changes in fair value of the derivatives with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss. Estimating fair values of derivative instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 12% to 14% as of March 31, 2025) and other factors.

For the three months ended March 31, 2025, the Company recorded a loss of $0.4 million associated with the change in fair value of the derivative liabilities. The amounts have been recorded as other expense in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the changes of the fair value of the derivative liabilities for the RP Multi Tranche Loan Agreement (in thousands):

2025
RP Multi Tranche Loan Agreement Derivatives
Beginning balance, January 1	$11,300
Change in fair value	400
Ending balance, March 31	$11,700

RP Stock Purchase Agreement

Concurrently with the closing of our underwritten public offering on May 28, 2024, RPI ICAV purchased 980,392 shares of Common Stock in a private placement transaction at a price of $51.00 per share. The proceeds from this private placement were $50 million.

Note 4 — Research and Development Arrangements

Collaboration for Commercialization of Omecamtiv Mecarbil in Greater China

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

Collaboration for Commercialization of Aficamten in Greater China

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

Effective December 17, 2024, Sanofi has an exclusive license to develop and commercialize aficamten in China and Taiwan (the "Sanofi License Agreement"). The total maximum development and commercial milestone payments achievable for development and commercial milestone events in the field of oHCM and nHCM are $160.0 million, of which we have already earned and received $10.0 million. We are also entitled to receive tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

The Sanofi License Agreement will, unless terminated earlier, continue on a market-by-market basis until expiration of the relevant royalty term.

Accounting for the License and Collaboration Agreements in Greater China

We assessed the original arrangements of the Corxel License Agreements in accordance with ASC 606 and concluded that there was one performance obligation, for which the counterparty is a customer for the unit of account, relating to the license of functional intellectual property for each agreement. The performance obligation was satisfied, and we recognized the residual allocation of arrangement consideration as revenue of $54.9 million in 2021 for the Corxel OM License Agreement and $36.5 million in 2020 for the Corxel Aficamten License Agreement. Due to the nature of development, including the inherent risk of development and approval by regulatory authorities, we are unable to estimate if and when the development milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be fully constrained and exclude the milestone payments from the transaction price. For the other transactions in collaborative arrangements, consisting of research and development cost reimbursements, we recognize the research and development cost reimbursements as collaboration revenues in our condensed consolidated statement of operations.

In 2024, we entered into an agreement to modify the Corxel Aficamten License Agreement. The $15.0 million up-front payment was recognized upon execution of the modification as all performance obligations were satisfied. The $10.0 million contingent payment to be earned upon aficamten being approved in China and included on China's National Reimbursement Drug List is constrained due to the significant uncertainty as of March 31, 2025.

Collaboration revenues from Sanofi was $0.1 million and Corxel was $0.8 million for the three months ended March 31, 2025 and 2024, respectively, related to certain development cost reimbursements. We had accounts receivable of $0.2 million from Sanofi and $16.5 million from Corxel as of March 31, 2025 and December 31, 2024, respectively.

Collaboration for Commercialization of Aficamten in Japan

On November 19, 2024, we announced that we had entered into a collaboration and license agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, for the exclusive development and commercialization of aficamten in Japan, subject to certain reserved development rights of Cytokinetics to continue to conduct certain clinical trials (the "Bayer License Agreement").

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

Accounting for the License and Collaboration Agreement in Japan

We assessed the Bayer License Agreement under ASC 606 and concluded that there was one performance obligation, for which the counterparty is a customer for the unit of account, relating to the license of functional intellectual property. The €50.0 million (equivalent to $52.4 million) up-front payment received under this agreement was recorded as deferred revenue in the fourth quarter of 2024, as the technology transfer related to the license of functional intellectual property had not yet been satisfied. We expect to fulfill and satisfy the technology transfer through the first half of 2025. The agreement also includes additional milestone payments, including future milestone payments totaling up to an additional €90.0 million upon achievement of milestones through commercial launch. These payments are constrained due to uncertainties related to regulatory and development progress and will be recognized as revenue only when it becomes probable that a significant revenue reversal will not occur. In addition, we are eligible to receive up to €490.0 million in commercial milestone payments based on the achievement of specific sales thresholds in addition to tiered royalties on net sales of aficamten in Japan. The sales-based milestone payments, including royalties, will be recognized when the related sales occur under the sales and usage-based royalty exception of ASC 606 as these amounts have been determined to relate predominantly to the license.

Collaboration revenues from Bayer was $1.4 million for the three months ended March 31, 2025 related to certain research and development cost reimbursements. We had accounts receivable from Bayer of $1.8 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, we had deferred revenue from Bayer of $52.4 million, which related to the up-front payment from the Bayer License Agreement.

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

Fair Value of Financial Assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		March 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$60,918	$—	$—	$60,918
U.S. Treasury securities	Level 1	437,812	924	(30)	438,706
U.S. Government agency securities	Level 2	106,847	231	(22)	107,056
Commercial paper	Level 2	210,603	124	(39)	210,688
Asset-backed securities	Level 2	13,990	14	—	14,004
Corporate obligations	Level 2	254,335	484	(64)	254,755
		$1,084,505	$1,777	$(155)	$1,086,127

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$71,515	$—	$—	$71,515
U.S. Treasury securities	Level 1	404,377	1,192	(74)	405,495
U.S. Government agency securities	Level 2	134,547	339	(23)	134,863
Commercial paper	Level 2	302,043	399	(128)	302,314
Asset-backed securities	Level 2	13,924	42	—	13,966
Corporate obligations	Level 2	290,616	598	(182)	291,032
		$1,217,022	$2,570	$(407)	$1,219,185

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

No credit losses on debt securities were recognized in the periods presented. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The unrealized losses as of March 31, 2025 are attributed to market interest rate changes and are not attributed to credit. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

Note 6 — Balance Sheet Components

A reconciliation of cash, cash equivalents, and restricted cash reported in the accompanying condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows was as follows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$73,680	$94,857
Restricted cash	375	375
Total cash, cash equivalents, and restricted cash as reported within our condensed consolidated statement of cash flows	$74,055	$95,232

As of March 31, 2025, our restricted cash balance of $0.4 million is used to collateralize letters of credit.

Accrued liabilities were as follows (in thousands):

	March 31, 2025	December 31, 2024
Accrued liabilities:
Clinical and preclinical costs	$16,237	$13,567
Compensation related	18,610	35,132
Other accrued expenses	8,511	6,624
Total accrued liabilities	$43,358	$55,323

Note 7 — Debt

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As of March 31, 2025, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding.

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

The 2026 Notes are redeemable, in whole or in part, at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (ii) the trading day immediately before the date we may send such notice. The 2026 Notes are convertible at March 31, 2025 at the option of the holder.

As of March 31, 2025, holders of the 2027 Notes have the option to convert their convertible notes only in the following circumstances: (i) if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a 30-day period starting from the last trading day of the preceding quarter after September 30, 2022; (ii) within 5 consecutive business days following any 10 consecutive trading day period if the trading price per $1,000 principal amount of 2027 Notes during such period falls below 98% of the product of the last reported sale price per share of our common stock and the conversion rate; (iii) upon certain corporate events or distributions on our common stock outlined in the 2027 Indenture; (iv) upon our call for redemption of the 2027 Notes; and (v) from March 1, 2027, until the scheduled trading day immediately preceding the maturity date.

We may not redeem the 2027 Notes at our option at any time before July 7, 2025. The 2027 Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the 2027 Indenture)), at our option at any time, and from time to time, on or after July 7, 2025.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Contractual interest expense	$211	$212
Amortization of debt issuance costs	26	28
Total interest expense recognized	$237	$240

The effective interest rate of the 2026 Notes was 4.6% as of March 31, 2025 and 2024. As of March 31, 2025, the unamortized debt issuance cost for the 2026 Notes was $0.2 million and will be amortized over approximately 1.7 years. The 2026 Notes are convertible at March 31, 2025 at the option of the holder.

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Contractual interest expense	$4,726	$4,725
Amortization of debt issuance costs	746	773
Total interest expense recognized	$5,472	$5,498

The effective interest rate of the 2027 Notes was 4.2% as of March 31, 2025 and 2024. As of March 31, 2025, the unamortized debt issuance cost for the 2027 Notes was $7.8 million and will be amortized over approximately 2.3 years. During the three months ended March 31, 2025, the conditions allowing holders of the 2027 Notes to convert were not met. As a result, the 2027 Notes are not convertible as of March 31, 2025.

Future minimum payments under the 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2027 Notes	2026 Notes	Total
2025 remainder	$9,450	$845	$10,295
2026	18,900	21,978	40,878
2027	558,900	—	558,900
Future minimum payments	587,250	22,823	610,073
Less: Interest	(47,250)	(1,691)	(48,941)
Convertible notes, principal amount	540,000	21,132	561,132
Less: Unamortized debt issuance costs on the convertible notes	(7,787)	(202)	(7,989)
Net carrying amount of the convertible notes	$532,213	$20,930	$553,143

As of March 31, 2025, the estimated fair value of the 2027 Notes and 2026 Notes was $618.8 million and $81.7 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

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

Our annual grant of stock-based compensation takes place during the first quarter of each year. Our stock options and restricted stock units granted for the first quarter of 2025 was as follows:

	Grants	Weighted Average Grant Date Fair Value per Share
Stock options	1,861,099	$44.53
Restricted stock units	1,390,967	$44.40

As of March 31, 2025, the total authorized shares under the 2004 Plan available for grant was 1.9 million.

Total stock-based compensation expense was recorded in the condensed consolidated statements of operations and allocated as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Research and development	$11,678	$8,628
General and administrative	11,871	12,984
	$23,549	$21,612

Performance Stock Units

During 2024 through the first quarter of 2025, the Compensation Committee granted a total of 467,804 performance stock units ("PSUs") to certain employees with a grant date fair value ranging from $44.36 to $63.75 per unit. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSU awards are subject to performance goals and will be earned as to a pre-determined fixed number of shares subject to the certification by the Compensation and Talent Committee of the Company’s Board of Directors (the “Compensation Committee”) that the Company has achieved one or more of the relevant performance goals, in each case vesting as to 50% of the earned shares on applicable Compensation Committee certification date and as to the remaining 50% of the earned shares following the one-year anniversary of the applicable Compensation Committee certification date.

During the three months ended March 31, 2025, the Company recognized expense of $1.2 million for the PSUs. As of March 31, 2025, there was $4.5 million of unamortized stock-based compensation related to the portion of PSUs vesting that is deemed probable. The Company will assess the probability of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

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

Controlled Equity Offering Sales Agreement

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of common stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of March 31, 2025, we have not sold any shares of common stock under the Open Market Sale AgreementSM with Jefferies LLC.

Note 9 — Commitments and Contingencies

Operating Leases

In July 2019, we entered into the Oyster Point Lease of office and laboratory space at a facility located in South San Francisco, California, and we entered into amendments to the Oyster Point Lease in 2020 through 2024. The Oyster Point Lease commenced on March 31, 2021 and has an expiration date of October 31, 2033.

In January 2022, we entered into a series of lease agreements with the sub-landlord and landlord and leased an office space at a facility located in Radnor, Pennsylvania (the "Radnor Lease"). The Radnor Lease commenced in September 2022, when the leasehold improvements were substantially completed, and we gained control over the use of the underlying assets. The Radnor Lease had an original expiration date of July 31, 2027 with one five-year option to extend the lease. In February 2025, the Company amended the Radnor Lease to include additional office space and to extend the lease term for both the existing and the newly leased spaces through July 2029, with one five-year renewal option. As a result of the lease modification for the existing office space, the Company remeasured and increased its operating lease right-of-use asset and lease liability by $1.1 million. Upon commencement of the lease for the additional office space, the Company recognized a right-of-use asset and lease liability of $2.4 million, using a discount rate of 8.9%.

Note 10 — Subsequent Events

On April 29, 2025, FDA informed us that our PDUFA target action date for NDA for aficamten in oHCM had been extended to December 26, 2025 in order to permit FDA additional time is required to conduct a full review of the our proposed REMS for aficamten. Following pre-NDA discussions with FDA in which safety and risk mitigation were discussed, we submitted the NDA for aficamten in oHCM without an accompanying REMS, and the FDA accepted the NDA for filing. Recently, during the NDA review, the FDA requested that we submit a REMS, based on the inherent characteristics of aficamten, which the company provided. The submission of a REMS has now been determined by FDA to be a Major Amendment to the NDA resulting in a standard three-month extension to the original PDUFA action date. No additional clinical data or studies have been requested of us by FDA.

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

Aficamten

Aficamten is a novel, oral, small molecule cardiac myosin inhibitor that our scientists discovered for the treatment of HCM. Aficamten arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential. Aficamten was designed to reduce the hypercontractility associated with HCM. In preclinical models, aficamten reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. Aficamten reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility. This mechanism of action may be therapeutically effective in conditions characterized by excessive hypercontractility, such as HCM. The preclinical pharmacokinetics of aficamten were characterized, evaluated and optimized for potential rapid onset, ease of titration and rapid symptom relief.

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

Following the positive results of SEQUOIA-HCM, we submitted an NDA for the treatment of oHCM. The FDA accepted and filed the NDA and assigned the NDA a standard review with a PDUFA target action date of September 26, 2025. In March 2025, we completed a mid-cycle review meeting with the FDA in connection with our NDA for aficamten in oHCM, whereupon the FDA indicated that it does not plan to convene an Advisory Committee meeting to review the NDA for aficamten. We expect to participate in a late-cycle meeting with the FDA in June 2025. On April 29, 2025, FDA informed us that our PDUFA target action date for NDA for aficamten in oHCM had been extended to December 26, 2025 in order to permit FDA additional time is required to conduct a full review of the our proposed REMS for aficamten. Following pre-NDA discussions with FDA in which safety and risk mitigation were discussed, we submitted the NDA for aficamten in oHCM without an accompanying REMS, and the FDA accepted the NDA for filing. Recently, during the NDA review, the FDA requested that we submit a REMS, based on the inherent characteristics of aficamten, which the company provided. The submission of a REMS has now been determined by FDA to be a Major Amendment to the NDA resulting in a standard three-month extension to the original PDUFA action date. No additional clinical data or studies have been requested of us by FDA.

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

Collaboration for Commercialization of Aficamten in Japan

On November 19, 2024, we announced that we had entered into a collaboration and license agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, for the exclusive development and commercialization of aficamten in Japan, subject to certain reserved development rights of Cytokinetics to conduct ACACIA-HCM and CEDAR-HCM in Japan.

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

In the second quarter of 2024, we entered into the RP OM Loan Agreement with RPDF. Pursuant to the RP OM Loan Agreement, RDPF has a revenue interest entitling it to quarterly payments in an amount equal to 2.0% of the annual worldwide net sales of omecamtiv mecarbil, subject to a minimum floor amount ranging from $5.0 million to $8.0 million during the first 18 calendar quarters commencing on the calendar quarter during which FDA approval for omecamtiv mecarbil is obtained, as further described in Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q under the section "RP OM Loan Agreement," on condition that a new Phase 3 clinical trial of omecamtiv mecarbil is successful by June 30, 2028 and we receive the marketing approval from the FDA for omecamtiv mecarbil on or prior to December 31, 2029.

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

Liquidity and Capital Resources

Our cash, cash equivalents, and investments and a summary of our borrowings and working capital as of March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Financial assets:
Cash and cash equivalents	$73,680	$94,857
Short-term investments	864,538	981,157
Long-term investments	150,687	145,055
Total cash, cash equivalents, and marketable securities	$1,088,905	$1,221,069
Borrowings:
Term loans, net	$104,985	$104,747
RP OM Loan	119,400	123,000
2026 Notes, net	20,930	20,903
2027 Notes, net	532,213	531,467
Total borrowings	$777,528	$780,117
Working capital:
Current assets	$956,053	$1,107,940
Current liabilities	159,726	179,674
Working capital	$796,327	$928,266

The following table shows a summary of our cash flows for the periods set forth below (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash used in operating activities	$(131,617)	$(129,507)
Net cash provided by investing activities	105,956	32,641
Net cash provided by financing activities	4,754	103,791
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(20,907)	$6,925

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

Cash Flows Used in Operating Activities

Net cash used in operating activities of $131.6 million and $129.5 million in the three months ended March 31, 2025 and 2024, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. Net loss for the three months ended March 31, 2025 and 2024 included, among other items: non-cash stock-based compensation, non-cash interest expense on liabilities related to revenue participation right purchase agreements, non-cash interest expense related to debt, and/or non-cash changes in fair values related to derivative liabilities and liabilities related to RPI Transactions.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities of $106.0 million and $32.6 million in the three months ended March 31, 2025 and 2024, respectively, was primarily due to maturities of investments offset by purchases of investments and property, plant and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities of $4.8 million in the three months ended March 31, 2025 was mainly due to net proceeds from stock-based award activities, offset by repayment of RP Multi Tranche Term Loan.

Net cash provided by financing activities of $103.8 million in the three months ended March 31, 2024 was due to proceeds from public offerings of common stock of $93.6 million under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co and stock-based award activities.

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

Under the RP Multi Tranche Loan Agreement, we have drawn $175 million and an additional $275 million remains available to us for disbursement as long-term debt, subject to satisfaction of certain conditions. Of these available loans, we have satisfied the conditions to draw on tranche 5 in the amount of $100 million. The remaining $175 million tranche 7 loan is subject to conditions related to the approval of our NDA for aficamten in patients with oHCM on or prior to December 31, 2025. We expect to draw all available loans under the RP Multi Tranche Loan Agreement unless we are able to meet our financing requirements through more favorable funding sources. If, for any reason, we are unable to satisfy the conditions for disbursement of the remaining $175 million in available loans under the RP Multi Tranche Loan Agreement, we would need to seek alternative debt or equity financing.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 23.5% as of March 31, 2025 and 24.8% as of March 31, 2024.

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, we recorded an inducement loss of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms. As of March 31, 2025, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding. The 2026 Notes and the 2027 Notes are redeemable, at our option at any time in the case of the 2026 Notes and at any time after July 7, 2025 in the case of the 2027 Notes and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date for the relevant notes, at a cash redemption price equal to the principal amount of the relevant notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for the relevant notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice.

Greater China Out-license for Omecamtiv Mecarbil

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

Greater China Out-license for Aficamten

In July 2020, we entered into a license and collaboration agreement with Corxel, pursuant to which we granted to Corxel an exclusive license to develop and commercialize aficamten in China and Taiwan. In December 2024, Corxel assigned its rights and obligations under our license and collaboration agreement to Genzyme Corporation, an affiliate of Sanofi. We recognized $15.0 million dollars from Corxel in connection with a modification of the original license prior to the assignment of Corxel's rights under our license and collaboration agreement for the development and commercialization of aficamten to Sanofi and we may be eligible for another $10.0 million milestone payment from Corxel under certain commercial circumstances. We may be eligible to receive from Sanofi future milestone payments totaling up to $150.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in oHCM and/or nHCM. In addition, Sanofi will pay us tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Sanofi Aficamten License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

Japan Out-license for Aficamten

In November 2024, we entered into a license and collaboration agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, pursuant to which we granted to Bayer an exclusive license to develop and commercialize aficamten in Japan, subject to certain reserved development rights. Under the terms of the Bayer License Agreement, we received an up-front payment of €50.0 million (equivalent to $52.4 million at the time of payment) which was recorded as deferred revenue at December 31, 2024 and will be recognized upon the completion of certain performance obligations. We expect to fulfill and satisfy the associated performance obligation through the first half of 2025. We may be eligible to receive from Bayer future milestone payments totaling up to an additional €90 million upon achievement of milestones through commercial launch, including €20 million of which are near-term. We may also be eligible to receive up to an additional €490 million in commercial milestone payments upon the achievement by Bayer of certain sales milestones and tiered royalties on the net sales of pharmaceutical products containing aficamten in Japan ranging from the high teens to the low thirty percents, subject to certain reductions for generic competition, expiration of certain patents and payments for licenses to third-party patents, until the latest of the expiration of certain patents, the expiration of regulatory exclusivity for the Product in Japan, and the end of a minimum specified term.

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

We exercised our rights to terminate the Amended ATM Facility with Cantor in February 2025.

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of common stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of March 31, 2025, we have not sold any shares of common stock under the Open Market Sale AgreementSM with Jefferies LLC.

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

Future Uses of Cash

We expect that general and administrative expenses will significantly increase in 2025. We have submitted an NDA to FDA for aficamten for the treatment of oHCM, which was accepted for filing with a current PDUFA target action date of December 26, 2025. Accordingly, we will be incurring expenses for the purpose of commercial readiness activities, including, but not limited to, the hiring and training of a field sales force, the implementation of compliance systems and sales and marketing expenses. In addition, we submitted an MAA to EMA for aficamten for the treatment of oHCM in the fourth quarter of 2024, which was validated by EMA, and therefore, we will be incurring similar expenses for commercial readiness activities in Europe but with additional expenses for the establishment of a corporate infrastructure to enable commercialization activities in key European markets. A significant portion of these anticipated commercial readiness expenses in the United States and Europe are not expenses that have been reflected in our financial statements for previous periods.

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

We have incurred an accumulated deficit of approximately $2.9 billion since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs. The earliest we might reasonably expect to commence commercial sales and record revenues is following the PDUFA target action date of December 26, 2025 for the NDA for aficamten in oHCM. However, there is no guarantee that the FDA’s approval will happen in 2025 or at all, including as a result of recent reductions in the FDA’s workforce. See “Disruptions at FDA, including due to a reduction in FDA’s workforce and/or inadequate funding for FDA, could prevent FDA from performing normal functions on which our business relies, which could negatively impact our business” in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Therefore, our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms, including as a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and potential future bank failures in the United States. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Results of Operations

Revenues

Our revenues since inception were primarily from our strategic alliances. We have not generated any revenue from commercial product sales to date. The earliest we might reasonably expect to commence commercial sales and record revenues is following the PDUFA target action date of December 26, 2025 for the NDA for aficamten in oHCM.

Revenues for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024	Increase
Collaboration revenues	$1,579	$835	$744

Collaboration revenues for the three months ended March 31, 2025 were from Sanofi under our collaboration and license agreement with Genzyme Corporation, an affiliate of Sanofi, and from Bayer under the Bayer License Agreement related to certain research and development cost reimbursements.

In November 2024, we entered into a license and collaboration agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, pursuant to which we granted to Bayer an exclusive license to develop and commercialize aficamten in Japan, subject to certain reserved development rights. Under the terms of the Bayer License Agreement, we received an up-front payment of €50.0 million (equivalent to $52.4 million at the time of payment) which was recorded as deferred revenue at March 31, 2025 and December 31, 2024 and will be recognized upon the completion of certain performance obligations. We expect to fulfill and satisfy the associated performance obligation through the first half of 2025.

As of March 31, 2025, receivables of $1.8 million and $0.2 million were recorded related to Bayer and Sanofi, respectively.

Research and Development Expenses

We incur research and development expenses associated with both partnered and our own research activities, which we finance from our own cash-on-hand, financing arrangements with third parties, and reimbursement from our collaboration partners.

Research and development expenses related to any development activities we elect to fund consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and manufacturing, facilities costs and depreciation of equipment.

Research and development expenses for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024	Increase
Total research and development expenses	$99,841	$81,570	$18,271

Research and development expenses for the three months ended March 31, 2025 increased by $18.3 million compared to the three months ended March 31, 2024 primarily due to advancing our clinical trials and higher personnel related costs.

We continue to develop aficamten to treat both oHCM and nHCM in three additional clinical trials, as follows: (i) MAPLE-HCM is our Phase 3 clinical trial of aficamten as a monotherapy for patients with oHCM, (ii) ACACIA-HCM is a Phase 3 clinical trial for patients with symptomatic nHCM, and (iii) CEDAR-HCM, our placebo-controlled and open-label extension clinical trial to evaluate the efficacy, pharmacokinetics (PK) and safety of aficamten in a pediatric population with symptomatic oHCM. Additionally, we have FOREST-HCM which is an open label extension study designed to assess the long term safety and tolerability of aficamten in patients with HCM.

We continue to develop omecamtiv mecarbil in COMET-HF, a Phase 3 clinical trial of omecamtiv mecarbil in patients with symptomatic HFrEF with severely reduced ejection fraction. The intention of the $100 million RP OM Loan Agreement was to partially cover the costs of COMET-HF.

We recently announced our commencement of AMBER-HFpEF, a Phase 2 clinical trial of CK-586 in patients with symptomatic HFpEF, in which patient enrollment commenced in the first quarter of 2025. The $50 million in proceeds from the RP CK-586 RPA are intended to offset expenses related to the conduct of AMBER-HFpEF. If the results of AMBER-HFpEF are supportive of continuing the development of CK-586 and commencing a Phase 3 clinical trial, and Royalty Pharma has the option to cover potentially 50% of the continued development of CK-586 up to $150 million, subject to Royalty Pharma’s opt-in right to acquire an additional 3.5% revenue interest in our or our licensee’s future worldwide net sales of CK-586.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including, but not limited to, finance, human resources, legal, business and commercial development and strategic planning. Other significant costs include commercial readiness costs, facilities costs, consulting costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and regulatory compliance.

General and administrative expenses for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024	Increase
Total general and administrative expenses	$57,369	$45,500	$11,869

General and administrative expenses for the three months ended March 31, 2025 increased by $11.9 million from the three months ended March 31, 2024, primarily due to investments toward commercial readiness and higher personnel related costs, including stock based compensation.

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

Interest and Other Expense, net

Interest expense for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024	Increase
Term loans	$3,118	$1,318	$1,800
2026 Notes	237	240	(3)
2027 Notes	5,472	5,498	(26)
Other	41	47	(6)
Total interest expense	$8,868	$7,103	$1,765

Term loan interest increased year over year due to drawing on Tranche 6 of the RP Multi Tranche Loan Agreement Amendment in May 2024. The remaining components of interest expense were fairly consistent period over period for three months ended March 31, 2025 and 2024.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid pursuant to RP Aficamten RPA over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded additional $33.3 million to the carrying value related to the RP Aficamten RPA Amendment entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 23.5% as of March 31, 2025 and 24.8% as of March 31, 2024.

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid pursuant to RP OM RPA over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% as of March 31, 2025 and 2024.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024	Increase
RP OM Liability	$41	$(21)	$62
RP Aficamten Liability	14,037	10,239	3,798
Total non-cash interest expense recognized	$14,078	$10,218	$3,860

Interest and Other Income, net

Interest and other income, net for the three months ended March 31, 2025 and 2024 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Change in fair value liabilities related to RPI transactions and derivative liabilities reflected on the Condensed Consolidated Statement of Operations.

The change in fair value liabilities related to the RPI transactions (RP OM Loan Agreement and CK-586 RPA) and the derivative liabilities for the RP Multi Tranche Loan Agreement for the three months ended March 31, 2025 were as follows (in thousands):

Three Months Ended
March 31, 2025
CK-586 RPA	$300
RP OM Loan	3,600
RP Multi Tranche Loan Agreement Derivatives	(400)
Total change in fair value liabilities	$3,500

The fair values of the liabilities related to RPI transactions (RP OM Loan Agreement and CK-586 RPA) are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 12% to 18% as of March 31, 2025), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the programs for omecamtiv mecarbil or CK-586 could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 12% to 14% as of March 31, 2025) and other factors.

The total change in the estimated fair value liabilities for the three months ended March 31, 2025, was primarily due to an increase in the discount rates used in the measurement of the 2024 RP OM Loan Agreement and the RP CK-586 RPA as of March 31, 2025, compared to December 31, 2024. This increase resulted in an decrease in the estimated fair value of the liabilities and the recognition of a gain on the change in fair value of liabilities related to RPI transactions for the three months ended March 31, 2025.

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our critical accounting policies and significant estimates in the three months ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in "Item 7A —Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the following:

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2025, our cash and investments totaled $1.1 billion, comprising U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, a global portfolio of corporate debt, money market funds, and repurchase agreements backed by U.S. Treasury securities.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% increase in market interest rates would result in a decline in the value of our investments of approximately $5.4 million and $6.1 million as of March 31, 2025 and December 31, 2024, respectively.

In addition, we have elected the fair value option for certain liabilities. The fair value of the liabilities related to 2024 RP OM Loan Agreement, the RP CK-586 RPA, and the derivatives of the RP Multi Tranche Loan Agreement will increase as market interest rates decrease. In addition, the fair value of the liabilities may fluctuate based upon changes in the Company’s credit rating. Changes in the interest rate environment and the credit rating of the Company could have an effect on our future earnings. For example, a hypothetical 1% decrease in the discount rates used to measure the 2024 RP OM Loan Agreement, the RP CK-586 RPA, and the derivatives of the RP Multi Tranche Loan Agreement would result an increase in the fair value, and the recognition of a loss, of approximately $5.6 million as of March 31, 2025. During the three months ended March 31, 2025, we recognized a gain on the change in the estimated fair value of liabilities of approximately $3.9 million, primarily due to changes in the discount rates used to measure the 2024 RP OM Loan Agreement and the RP CK-586 RPA. The discount rates ranged from 12% to 18% as of March 31, 2025, compared to 10% to 18% as of December 31, 2024, resulting in an decrease in the estimated fair value of the liabilities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, the current United States administration recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount, including by eliminating 3,500 employees from the FDA, and the size of the federal government. It is unclear how these executive actions or other potential actions by the current United States presidential administration or other parts of the United States federal government will impact the FDA or other regulatory authorities that oversee pharmaceutical products and product candidates. The reductions in the FDA’s workforce and budgetary pressures could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of any of our product candidates that are ultimately approved which could have a material adverse effect on our business. For example, the FDA recently accepted and filed our NDA for aficamten for the treatment of oHCM and assigned the NDA a standard review with a PDUFA target action date of September 26, 2025, which was subsequently extended to December 26, 2025 as a result of FDA considering our submission of a proposed REMS to be a major amendment to the NDA. If approval of this NDA is granted by the FDA, the approval may may not happen on or prior to our current target PDUFA action date, including as a result of recent reductions in the FDA’s workforce. Any delay in obtaining, or inability to obtain, regulatory approval of this NDA would delay or prevent commercialization of aficamten for the treatment of oHCM in the United States and could increase our costs. Delays in or failures to obtain approval of aficamten and/or our other drug candidates would increase our development costs and delay or preclude any revenue from commercial sales of such drug candidates, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Drug candidates that have similar mechanisms of actions to our have been subject to clinical trials that have failed to meet their primary endpoints. For example, Camzyos® (mavacamten), a small molecule myosin inhibitor commercialized by Bristol-Myers Squibb Company has a similar mechanism of action to aficamten and failed to meet its dual primary endpoints in ODYSSEY-HCM, a phase 3 clinical trial assessing its efficacy for the treatment of nHCM. Although such result is not dispositive on the eventual results our clinical trial of aficamten in nHCM, ACACIA-HCM, the results of ODYSSEY-HCM may suggest that a myosin inhibitor is not effective for the treatment of nHCM notwithstanding the positive results in clinical trials of such drugs in oHCM.

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

The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods, including pharmaceutical and biological products. In April 2025, the United States government imposed a 10% baseline global tariff and a 125% tariff on goods imported into the United States from China, subject to various exemptions, including pharmaceuticals, in addition to a prior 20% tariff imposed on imports from China, while suspending the imposition of higher “reciprocal” tariffs on numerous other territories until July 2025. The United States government has also specifically stated that the pharmaceutical industry will be subject to industry-specific tariffs and has initiated a related investigation into the national security effects of imported pharmaceuticals and their ingredients. As such, we currently expect that the current pharmaceutical exemption will be short-lived and that such industry-specific pharmaceutical tariffs will be ultimately be imposed by the United States government. Such tariffs will result in additional costs on our business, including costs with respect to raw materials for our product candidates and will generally increase manufacturing costs. Moreover, other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions or trade barriers, which may impose additional costs on our business.

If any of our existing or future contract manufacturers fail to, or are unable to perform satisfactorily or if any of the raw materials or drug products are subject to restrictive import/export controls or tariffs, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues, and also lead to our breach of one of our license and collaboration agreements, giving rise to the ability to terminate such agreements and other adverse consequences as stipulated in such agreements. In addition, if a contract manufacturer fails to, or is unable to, perform as agreed, our ability to collect damages may be contractually limited.

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

If we or our partners receive regulatory approval for our drug candidates, we or they will be subject to ongoing obligations to and continued regulatory review by the FDA and foreign regulatory agencies, and will be subject to a REMS, all of which may result in significant expense and limit commercialization of our potential drugs.

Any regulatory approvals that we or our partners receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or require potentially costly post-marketing follow-up studies or compliance with a REMS program that includes FDA's elements of safe use. For example, Camzyos® (mavacamten), a small molecule myosin inhibitor commercialized by Bristol-Myers Squibb Company has a similar mechanism of action to aficamten and is subject to a REMS with all of the elements of safe use, an FDA imposed program designed to support the safe use of certain medications with serious safety concerns to help ensure the benefits of the medication outweigh its risks. The Camzyos® (mavacamten) REMS program requires, among other things, restrictions and qualifications on pharmacies that dispense the drug and certification, record-keeping, ongoing monitoring and patient counseling obligations on physicians who prescribe the drug. We expect aficamten to also be subject to a REMS program and have submitted a proposed REMS that is based on the drug’s inherent characteristics. The requirements of a REMS program, particularly one that includes the FDA's elements of safe use, may limit the commercial success of a drug due by making it more difficult and time consuming for physicians to prescribe the drug and for patients to obtain and subsequently use a drug. Since aficamten is a small molecule myosin inhibitor with a similar mechanism of action to Camzyos® (mavacamten), it is possible that FDA or other regulatory bodies may condition marketing approval of aficamten on the implementation of a similar REMS program to that of Camzyos® (mavacamten) instead of a proposed REMS. The commercial success of aficamten will be highly dependent on differentiation of aficamten from Camzyos®. We believe the commercial prospects of aficamten are highly dependent on whether FDA approves aficamten with a label and REMS that are less challenging to prescribers and patients than the REMS applicable to Camzyos®.

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

We may not be able to protect our intellectual property rights throughout the world. Patent protection is afforded on a country-by-country basis. In addition, our patents in foreign jurisdictions may be subject to opposition proceedings that challenge the validity of our patents. For example, our composition of matter and a crystalline form patent for aficamten are subject to oppositions in the EU. If we were to lose these proceedings and suffer patent invalidity, our commercial prospects for aficamten in the EU may be adversely effected. Moreover, we may not seek patent protection in all jurisdictions throughout the world. Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Many companies have encountered significant difficulties in protecting and defending intellectual property rights in foreign jurisdictions. In addition, the legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective of intellectual property rights as in the United States. Therefore, we may be unable to acquire and protect intellectual property developed by these contractors to the same extent as if these development activities were being conducted in the United States. If we encounter difficulties in protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, the organizational scale up and associated expenditures with commercial readiness activities to launch aficamten, if approved, combined with the absence of any revenues until sometime in late 2025, if at all. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not have any commitments for future funding other than through loans under the RP Multi Tranche Loan Agreement and reimbursements, milestone and royalty payments that we may receive under our agreements with Sanofi and Bayer. We may not receive any further funds under any of these agreements, for example, if we fail to satisfy the conditions for future loan disbursement or as a result of the default or insolvency of our lenders. Our ability to raise funds may be adversely impacted by worsening economic conditions or disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, including due to general economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and present future bank failures in the United States. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us, and if we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities, and our stock price may be negatively affected.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes, the 2027 Notes, the RP Multi Tranche Loan Agreement and the RP OM Loan Agreement.

As of March 31, 2025 and December 31, 2024 we had $0.8 billion and $0.7 billion of debt recorded on the balance sheet comprised of the RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, and the 2026 and 2027 Convertible Notes, respectively.

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

The RP Multi Tranche Loan Agreement makes available to us up to $525.0 million in loans ($75.0 million of which is no longer available to us as a result of conditions not having been satisfied), of which a $175.0 million in loans has been disbursed to us. Should we not satisfy the conditions for tranche 5 and 7, or in the event we fail to meet our obligations or default under the agreement, the actual amount of additional loan disbursements could be substantially less than the maximum amounts available thereunder.

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

The following directors and officers adopted into or terminated a Rule 10b5-1 trading arrangement during the first quarter of 2025:

•
Edward M. Kaye, M.D. – Dr. Kaye adopted a Rule 10b5-1 trading arrangement on March 6, 2025 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Kaye Plan”). The Kaye Plan provides for the exercise of stock options to acquire up to 33,239 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise and 23,844 shares of common stock, in each case, at pre-specified dates during the term of the plan at various prices. The Kaye Plan will terminate on the earlier of (x) July 1, 2026 and (y) the sale of all securities that are subject to the plan.

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

Dated: May 6, 2025	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sung H. Lee
Sung H. Lee
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)