Form 10-Q
period 2025-06-30
CYTOKINETICS INC
filed 2025-08-07
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares of common stock, $0.001 par value, outstanding as of August 5, 2025: 119,657,156

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and six months ended June 30, 2025

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

RP OM Loan Agreement	2024 Development Funding Loan Agreement, dated May 22, 2024, by and among Royalty Pharma Development Funding, LLC and Cytokinetics
RP OM RPA	Royalty Purchase Agreement, dated February 1, 2017, by and between Cytokinetics and RPI Finance Trust, as amended by Amendment No. 1, dated January 7, 2022
RP Stock Purchase Agreement	Common Stock Option and Purchase Agreement, dated May 22, 2024, by and between Cytokinetics and Royalty Pharma Investments 2019 ICAV
RPDF	Royalty Pharma Development Funding, LLC
RPFT	RPI Finance Trust
RPI ICAV	Royalty Pharma Investments 2019 ICAV
RSU	Restricted Stock Unit
RTW ICAV	RTW Investments ICAV for RTW Fund 1
RTW Investors	RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited

RTW Royalty Holdings	RTW Royalty Holdings Designated Activity Company
RTW Royalty Purchase Agreement	Royalty Purchase Agreement, dated July 14, 2020, between Cytokinetics and RTW Royalty Holdings
Sanofi	means Sanofi S.A. and/or any affiliates thereof, including Genzyme Corporation
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands) (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$74,940	$94,857
Short-term investments	783,195	981,157
Accounts receivable	8,410	16,650
Prepaid expenses and other current assets	19,997	15,276
Total current assets	886,542	1,107,940
Long-term investments	178,201	145,055
Property and equipment, net	70,219	65,815
Operating lease right-of-use assets	76,120	75,158
Other assets	14,553	7,705
Total assets	$1,225,635	$1,401,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,228	$20,369
Accrued liabilities	52,315	55,323
Short-term operating lease liabilities	19,585	18,978
Current portion of long-term debt	14,400	11,520
Derivative liabilities measured at fair value	17,600	11,300
Deferred revenue	1,344	52,370
Other current liabilities	9,592	9,814
Total current liabilities	131,064	179,674
Term loans, net	159,058	93,227
Convertible notes, net	553,987	552,370
Liabilities related to revenue participation right purchase agreements, net	489,503	462,192
Long-term operating lease liabilities	111,028	112,582
Liabilities related to RPI Transactions measured at fair value	147,700	137,000
Other non-current liabilities	2,015	—
Total liabilities	1,594,355	1,537,045
Commitments and contingencies
Stockholders' deficit
Preferred stock	—	—
Common stock	119	118
Additional paid-in capital	2,628,829	2,563,876
Accumulated other comprehensive (loss) income	(158)	2,398
Accumulated deficit	(2,997,510)	(2,701,764)
Total stockholders' deficit	(368,720)	(135,372)
Total liabilities and stockholders' deficit	$1,225,635	$1,401,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues:
Collaboration revenues	$2,416	$249	$3,995	$1,084
License and milestone revenues	64,353	—	64,353	—
Total revenues	66,769	249	68,348	1,084
Operating expenses:
Research and development	112,554	79,597	212,395	161,167
General and administrative	65,721	50,824	123,090	96,324
Total operating expenses	178,275	130,421	335,485	257,491
Operating loss	(111,506)	(130,172)	(267,137)	(256,407)
Interest expense	(11,084)	(12,732)	(19,952)	(19,835)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(13,181)	(11,567)	(27,259)	(21,785)
Interest and other income, net	13,001	11,553	26,702	19,466
Change in fair value of derivative liabilities	3,000	(600)	2,600	(600)
Change in fair value of liabilities related to RPI Transactions	(14,600)	200	(10,700)	200
Net loss	$(134,370)	$(143,318)	$(295,746)	$(278,961)
Net loss per share — basic and diluted	$(1.12)	$(1.31)	$(2.49)	$(2.63)
Weighted-average number of shares used in computing net loss per share — basic and diluted	119,457	109,240	118,979	106,013
Other comprehensive (loss) gain:
Unrealized loss on available-for-sale securities, net	(851)	(499)	(1,392)	(1,055)
Foreign currency translation adjustments	(852)	16	(1,164)	43
Comprehensive loss	$(136,073)	$(143,801)	$(298,302)	$(279,973)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (Deficit) equity

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance, December 31, 2024	118,209,139	$118	$2,563,876	$2,398	$(2,701,764)	$(135,372)
Exercise of stock options	351,985	—	7,651	—	—	7,651
Vesting of restricted stock units, net of taxes withheld	659,179	1	(13)	—	—	(12)
Stock-based compensation	—	—	23,549	—	—	23,549
Unrealized loss on available-for-sale securities, net	—	—	—	(541)	—	(541)
Foreign currency translation adjustments	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	(161,376)	(161,376)
Balance, March 31, 2025	119,220,303	119	2,595,063	1,545	(2,863,140)	(266,413)
Exercise of stock options	219,077	—	3,868	—	—	3,868
Vesting of restricted stock units	70,686	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(15,630)	—	(514)	—	—	(514)
Issuance of common stock under Employee Stock Purchase Plan	109,116	—	2,877	—	—	2,877
Stock-based compensation	—	—	27,535	—	—	27,535
Unrealized loss on available-for-sale securities, net	—	—	—	(851)	—	(851)
Foreign currency translation adjustments	—	—	—	(852)	—	(852)
Net loss	—	—	—	—	(134,370)	(134,370)
Balance, June 30, 2025	119,603,552	$119	$2,628,829	$(158)	$(2,997,510)	$(368,720)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2023	101,637,922	$102	$1,725,823	$(10)	$(2,112,238)	$(386,323)
Exercise of stock options	1,466,359	2	29,530	—	—	29,532
Vesting of restricted stock units	695,140	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(274,256)	—	(18,449)	—	—	(18,449)
Issuance of common stock under at-the-market offering, net of issuance costs	1,237,460	1	93,639	—	—	93,640
Exercise of warrants, net	11,335	—	—	—	—	—
Stock-based compensation	—	—	21,612	—	—	21,612
Unrealized loss on available-for-sale securities, net	—	—	—	(556)	—	(556)
Foreign currency translation adjustments	—	—	—	27	—	27
Net loss	—	—	—	—	(135,643)	(135,643)
Balance, March 31, 2024	104,773,960	105	1,852,155	(539)	(2,247,881)	(396,160)
Exercise of stock options	356,281	—	8,007	—	—	8,007
Vesting of restricted stock units	46,034	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	93,857	—	2,678	—	—	2,678
Issuance of common stock in public offering, net of issuance costs	11,274,510	11	563,193	—	—	563,204
Issuance of common stock in private placement, net of issuance costs	980,392	1	49,999	—	—	50,000
Stock-based compensation	—	—	24,622	—	—	24,622
Unrealized loss on available-for-sale securities, net	—	—	—	(499)	—	(499)
Foreign currency translation adjustments	—	—	—	16	—	16
Net loss	—	—	—	—	(143,318)	(143,318)
Balance, June 30, 2024	117,525,034	$117	$2,500,654	$(1,022)	$(2,391,199)	$108,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(295,746)	$(278,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	27,311	21,837
Stock-based compensation expense	51,084	46,234
Non-cash lease expense	2,566	2,049
Depreciation of property and equipment	4,585	4,737
Change in fair value of derivative liabilities	(2,600)	600
Change in fair value of liabilities related to RPI Transactions	10,700	(200)
Realized gain on investment, net	(16)	—
Interest receivable and amortization on investments	(10,206)	(13,723)
Non-cash interest expense related to debt	8,783	4,541
Changes in operating assets and liabilities:
Accounts receivable	8,240	1,283
Prepaid and other assets	(5,013)	1,531
Accounts payable	(3,626)	(12,105)
Deferred revenue	(51,026)	—
Accrued and other liabilities	(382)	(1,406)
Operating lease liabilities	(4,466)	(3,404)
Other non-current liabilities	(41)	(1,833)
Net cash used in operating activities	(259,853)	(228,820)
Cash flows from investing activities:
Purchases of investments	(382,071)	(957,890)
Investment in non-marketable equity security	(5,000)	—
Maturities and paydown of investments	549,725	340,898
Sales of investments	5,992	—
Purchases of property and equipment	(9,809)	(1,915)
Net cash provided by (used in) investing activities	158,837	(618,907)
Cash flows from financing activities:
Repayment of finance lease liabilities	(204)	(460)
Repayment of term loans	(5,378)	(3,350)
Proceeds from RPI Transactions	75,000	200,000
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	—	93,640
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	563,204
Proceeds from issuance of common stock related to private placement, net of issuance costs	—	50,000
Proceeds from issuance of common stock under equity incentive and stock purchase plans	14,396	40,217
Taxes paid related to net share settlement of equity awards	(527)	(18,449)
Net cash provided by financing activities	83,287	924,802
Effect of exchange rate changes on cash	(952)	43
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,681)	77,118
Cash, cash equivalents, and restricted cash, beginning of period	95,232	113,399
Cash, cash equivalents, and restricted cash, end of period	$76,551	$190,517
Supplemental cash flow disclosures:
Cash paid for interest	$10,253	$10,878
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$3,501	$311
Amounts unpaid for purchases of property and equipment	$2,830	$68

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $3.0 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $295.7 million and net cash used in operations of $259.9 million for the six months ended June 30, 2025. Cash, cash equivalents, and investments decreased to $1.0 billion as of June 30, 2025 from $1.2 billion as of December 31, 2024. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Investment in non-marketable equity security

During the first quarter of 2025, we made an equity investment of $5.0 million that does not have a readily determinable fair value. We have elected the measurement alternative under which we measure the investment at cost, less any impairment. If we observe price changes in orderly transactions for identical or similar securities of the same issuer, we will remeasure the investment at fair value as of the date of the observable transaction. As of June 30, 2025, the investment has a carrying value of $5.0 million and is classified as “Other assets” on the condensed consolidated balance sheet.

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

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	June 30, 2025	June 30, 2024
Options to purchase common stock	11,621	10,836
Restricted stock and performance units	2,441	1,855
Shares issuable related to the ESPP	22	12
Shares issuable upon conversion of 2026 Notes	2,003	2,003
Shares issuable upon conversion of 2027 Notes	10,572	10,572
Total shares	26,659	25,278

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

The 2024 RPI Transactions consideration of $200.0 million received was allocated as follows (in thousands):

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

The following table demonstrates the future minimum payments for our RP OM Loan under Scenario 3, based on 227.5% of the principal amount with repayment expected to start in 2028 as defined above, as of June 30, 2025 (in thousands):

Years ending December 31:
2025 remainder	$—
2026	—
2027	—
2028	20,682
2029	41,363
Thereafter	165,455
Future minimum payments	$227,500

The minimum repayment schedule under Scenario 2 would be 237.5% of the principal amount with quarterly payments starting in 2030. The minimum repayment schedule under Scenario 1 would be a total of 124.0% of the principal amount and the royalty payment with quarterly payments starting in 2028. In addition, under Scenario 1 we would be obligated to make the royalty payment each quarter, and such amounts are not determinable at this time.

CK-586 RPA

Pursuant to the RP CK-586 RPA, RPI ICAV purchased the right to receive 1% of annual net sales of CK-586 by us, our affiliates or licensees, in exchange for $50 million which was paid up-front.

Following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in heart failure with preserved ejection fraction in humans for CK-586, at RPI ICAV’s sole option and discretion, it may invest up to in aggregate $150 million in quarterly payments to fund 50.0% of the research and development cost for a potential Phase 3 clinical trial of CK-586 in exchange for an incremental 3.5% for annual net sales of CK-586 (depending on the aggregate amounts funded by RPI ICAV), subject to reduction in certain circumstances. RPI ICAV will also be entitled to a milestone payment equal to 75% of its aggregate investment in CK-586 upon market approval by the FDA, or if market approval of CK-586 by the European Medicines Agency is obtained prior to market approval by the FDA, a 37.5% milestone payment of its aggregate investment in CK-586 for such obtained approval and an additional 37.5% milestone payment for its aggregate investment in CK-586 upon subsequent market approval by the FDA.

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

Accounting for RPI Transactions Measured at Fair Value

The fair values of the liabilities for the RP OM Loan Agreement and CK-586 RPA are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 10% to 18% for the three months ended June 30, 2025 and 13% to 18% for the three months ended June 30, 2024), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the omecamtiv mecarbil or CK-586 programs could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The Company recorded a loss of $14.6 million and $10.7 million for the three and six months ended June 30, 2025, respectively, and a gain of $0.2 million for the three and six months ended June 30, 2024 associated with the change in fair value of the liabilities related to 2024 RP OM Loan Agreement and the CK-586 RPA. The change in the fair value has been recognized in the condensed consolidated statement of operations and comprehensive loss.

The following tables summarize the changes of the fair value of the CK-586 RPA and RP OM Loan (in thousands):

	2025		2024
	CK-586 RPA	RP OM Loan	CK-586 RPA	RP OM Loan
Beginning balance, January 1	$14,000	$123,000	$—	$—
Change in fair value	(300)	(3,600)	—	—
Ending balance, March 31	13,700	119,400	—	—
Initial measurement	—	—	12,700	104,700
Change in fair value	300	14,300	—	(200)
Ending balance, June 30	$14,000	$133,700	$12,700	$104,500

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 20.5% as of June 30, 2025 and 24.3% as of June 30, 2024.

During the second quarter of 2025, we updated our analyses of the RP Aficamten RPA to reflect our revised assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA changed from the fourth quarter of 2024 due to changes in management’s estimates of unobservable inputs related to market and patient dynamics and timing to include projections of future royalty payments. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate. During the three and six months ended June 30, 2025, the change in estimate decreased our non-cash interest expense by $1.8 million and net loss per share by $0.01.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% as of June 30, 2025 and 2024, respectively.

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

We recorded $50.0 million of additional carrying value associated with the 2022 RP Aficamten Royalty Purchase Agreement upon receipt of the cash in the third quarter of 2023. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered on May 22, 2024.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions. Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	RP Aficamten Liability		RP OM Liability
	2025	2024	2025	2024
Beginning balance, January 1	$262,599	$180,591	$199,593	$199,384
Interest accretion	14,037	10,239	41	(21)
Amortization of issuance costs	—	—	26	26
Ending balance, March 31	276,636	190,830	199,660	199,389
Modification in the 2024 RPI Transactions	—	33,300	—	—
Interest accretion	13,140	11,525	41	42
Amortization of issuance costs	—	—	26	26
Ending balance, June 30	$289,776	$235,655	$199,727	$199,457

RP Multi Tranche Term Loan

As of June 30, 2025, under the RP Multi Tranche Loan Agreement, we are entitled to receive tranche 5 as described below. On May 22, 2024, we entered into the RP Multi Tranche Loan Agreement Amendment which provides for two tranches (6&7) of additional term loans in an aggregate principal amount up to $225.0 million as follows:

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

Future minimum payments under the existing borrowing under Tranche 1, Tranche 4, and Tranche 6 of the RP Multi Tranche Loan are (in thousands):

Years ending December 31:
2025 remainder	$5,760
2026	20,160
2027	36,000
2028	40,320
2029	40,320
Thereafter	172,760
Future minimum payments	315,320
Less: Unamortized interest and loan costs	(141,862)
Term Loan, net	$173,458

The weighted-average effective rate of interest on the RP Multi Tranche Loan was approximately 12.4% as of June 30, 2025 and 11.6% as of June 30, 2024.

As of June 30, 2025, the estimated fair value of the Tranche 1, Tranche 4, and Tranche 6 term loans was $186.0 million. The fair value was estimated based on Level 3 inputs.

Derivative Liabilities Measured at Fair Value

We have bifurcated and recognized the embedded derivatives in the RP Multi Tranche Loan Agreement. These embedded derivatives include repayment features based upon a change in control.

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

In April 2025, a previously bifurcated embedded derivative related to the mandatory draw was settled in connection with the drawing on Tranche 4 and was reclassified into the carrying value of the associated term loan.

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 10% to 12% for the three months ended June 30, 2025 and 14% to 16% for the three months ended June 30, 2024) and other factors.

The Company recorded a gain of $3.0 million and $2.6 million for the three and six months ended June 30, 2025, respectively, and a loss of $0.6 million for the three and six months ended June 30, 2024 associated with the change in fair value of the derivative liabilities. The amounts have been recorded as other expense in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the changes of the fair value of the derivative liabilities for the RP Multi Tranche Loan Agreement (in thousands):

	RP Multi Tranche Loan Agreement Derivatives
	2025	2024
Beginning balance, January 1	$11,300	$—
Change in fair value	400	—
Ending balance, March 31	11,700	—
Settlement	(3,900)	—
Initial measurement	12,800	12,600
Change in fair value	(3,000)	600
Ending balance, June 30	$17,600	$13,200

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

In the fourth quarter of 2024, we entered into an agreement to modify the Corxel Aficamten License Agreement. The $15.0 million up-front payment was recognized upon execution of the modification as all performance obligations were satisfied. The $10.0 million contingent payment to be earned upon aficamten being approved in China and included on China's National Reimbursement Drug List is constrained due to the significant uncertainty as of June 30, 2025.

Collaboration revenues were not material for the three and six months ended June 30, 2025. Collaboration revenues were $0.2 million and $1.1 million for the three and six months ended June 30, 2024, respectively, related to certain development cost reimbursements. Accounts receivable was immaterial at June 30, 2025 and was $16.5 million from Corxel as of December 31, 2024, respectively.

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

The Company received an upfront payment of €50.0 million (equivalent to $52.4 million) and was, at the time, eligible to receive up to an additional €90.0 million upon the achievement of development and commercial milestones (we have since earned €10.0 million and remain eligible to receipt up to an additional €80.0 million). The Company is also eligible to receive up to an additional €490.0 million in commercial milestone payments upon the achievement of certain sales milestones, and tiered royalties on net sales of aficamten in Japan.

Accounting for the License and Collaboration Agreement in Japan

In the fourth quarter of 2024, we assessed the Bayer License Agreement under ASC 606 and concluded that there was one performance obligation, for which the counterparty is a customer for the unit of account, relating to the license of functional intellectual property. The €50.0 million (equivalent to $52.4 million) up-front payment received under this agreement was recorded as deferred revenue in the fourth quarter of 2024, as the technology transfer related to the license of functional intellectual property had not yet been satisfied. The agreement also includes additional milestone payments, including future milestone payments totaling up to an additional €90.0 million (€10.0 million of which has been earned) upon achievement of development and commercial milestones. These payments are constrained due to uncertainties related to regulatory and development progress and will be recognized as revenue only when it becomes probable that a significant revenue reversal will not occur. In addition, we are eligible to receive up to €490.0 million in commercial milestone payments based on the achievement of specific sales thresholds in addition to tiered royalties on net sales of aficamten in Japan. The sales-based milestone payments, including royalties, will be recognized when the related sales occur under the sales and usage-based royalty exception of ASC 606 as these amounts have been determined to relate predominantly to the license.

License and milestone revenues from Bayer was $64.3 million for the three and six months ended June 30, 2025, including $52.4 million related to the successful completion of the technology transfer that was recorded as deferred revenue as of December 31, 2024, and certain clinical milestone achievements. The license and milestone revenues included two €5.0 million milestones (equivalent to $5.9 million each) recognized in connection with the achievement of the first dose of aficamten to the first patient in Japan in a Phase 3 clinical trial in nHCM and in a Phase 3 clinical trial in oHCM during the three months ended June 30, 2025. The first dose of aficamten in Japan in a Phase 3 clinical trial in nHCM occurred in June 2025 and consequently is recorded in accounts receivable. Our contractual right to payment had not occurred under the Bayer License Agreement for the first dose of aficamten in Japan in a Phase 3 clinical trial in oHCM since the dosing occurred subsequent to quarter end (August 2025). We determined that recognition of the milestone in accordance with ASC 606 was appropriate based on the unlikely reversal of the revenue considering the current expected timing of the achievement of the oHCM milestone. We recorded the oHCM milestone as a contract asset within “Prepaid expenses and other current assets” on the condensed consolidated balance sheet as of June 30, 2025.

Collaboration revenues from Bayer was $2.4 million and $3.9 million for the three and six months ended June 30, 2025, respectively, related to certain research and development cost reimbursements. We had accounts receivable from Bayer of $8.3 million as of June 30, 2025 and accounts receivable was immaterial at December 31, 2024.

We re-evaluate the probability of achievement of development milestones and any related constraints each reporting period. We will include consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Research Collaboration

In May 2025, we entered into a research collaboration where we will reimburse our collaborative research partner for their research expenses. The reimbursement of research expenses will be recorded as research and development. Subject to the terms of the agreement, our collaborative research partner may receive potential research, development and commercial milestone and royalty payments from us and we may develop and commercialize development candidates.

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

Fair Value of Financial Assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		June 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$40,152	$—	$—	$40,152
U.S. Treasury securities	Level 1	444,915	509	(62)	445,362
U.S. Government agency securities	Level 2	119,961	123	(28)	120,056
Commercial paper	Level 2	188,212	4	(66)	188,150
Corporate obligations	Level 2	217,529	350	(59)	217,820
		$1,010,769	$986	$(215)	$1,011,540

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$71,515	$—	$—	$71,515
U.S. Treasury securities	Level 1	404,377	1,192	(74)	405,495
U.S. Government agency securities	Level 2	134,547	339	(23)	134,863
Commercial paper	Level 2	302,043	399	(128)	302,314
Asset-backed securities	Level 2	13,924	42	—	13,966
Corporate obligations	Level 2	290,616	598	(182)	291,032
		$1,217,022	$2,570	$(407)	$1,219,185

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

No credit losses on debt securities were recognized in the periods presented. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The unrealized losses as of June 30, 2025 are attributed to market interest rate changes and are not attributed to credit. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

Note 6 — Balance Sheet Components

A reconciliation of cash, cash equivalents, and restricted cash reported in the accompanying condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows was as follows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$74,940	$94,857
Restricted cash	1,611	375
Total cash, cash equivalents, and restricted cash as reported within our condensed consolidated statement of cash flows	$76,551	$95,232

As of June 30, 2025, our restricted cash balance of $1.6 million is used to collateralize certain credit instruments.

Accrued liabilities were as follows (in thousands):

	June 30, 2025	December 31, 2024
Accrued liabilities:
Clinical and preclinical costs	$19,841	$13,567
Compensation related	23,709	35,132
Other accrued expenses	8,765	6,624
Total accrued liabilities	$52,315	$55,323

Note 7 — Debt

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As of June 30, 2025, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding.

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

The 2026 Notes are redeemable, in whole or in part, at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (ii) the trading day immediately before the date we may send such notice. The 2026 Notes are convertible at June 30, 2025 at the option of the holder.

As of June 30, 2025, holders of the 2027 Notes have the option to convert their convertible notes only in the following circumstances: (i) if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a 30-day period starting from the last trading day of the preceding quarter after September 30, 2022; (ii) within 5 consecutive business days following any 10 consecutive trading day period if the trading price per $1,000 principal amount of 2027 Notes during such period falls below 98% of the product of the last reported sale price per share of our common stock and the conversion rate; (iii) upon certain corporate events or distributions on our common stock outlined in the 2027 Indenture; (iv) upon our call for redemption of the 2027 Notes; and (v) from March 1, 2027, until the scheduled trading day immediately preceding the maturity date.

We may not redeem the 2027 Notes at our option at any time before July 7, 2025. The 2027 Notes will be redeemable, in whole or in part (subject to the “Partial Redemption Limitation” (as defined in the 2027 Indenture)), at our option at any time, and from time to time, on or after July 7, 2025.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Contractual interest expense	$211	$211	$422	$423
Amortization of debt issuance costs	29	28	55	56
Total interest expense recognized	$240	$239	$477	$479

The effective interest rate of the 2026 Notes was 4.6% as of June 30, 2025 and 2024. As of June 30, 2025, the unamortized debt issuance cost for the 2026 Notes was $0.2 million and will be amortized over approximately 1.4 years. The 2026 Notes are convertible at June 30, 2025 at the option of the holder.

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Contractual interest expense	$4,725	$4,725	$9,451	$9,450
Amortization of debt issuance costs	817	782	1,563	1,555
Total interest expense recognized	$5,542	$5,507	$11,014	$11,005

The effective interest rate of the 2027 Notes was 4.2% as of June 30, 2025 and 2024. As of June 30, 2025, the unamortized debt issuance cost for the 2027 Notes was $7.0 million and will be amortized over approximately 2.0 years. During the six months ended June 30, 2025, the conditions allowing holders of the 2027 Notes to convert were not met. As a result, the 2027 Notes are not convertible as of June 30, 2025.

Future minimum payments under the 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2027 Notes	2026 Notes	Total
2025 remainder	$9,450	$423	$9,873
2026	18,900	21,978	40,878
2027	558,900	—	558,900
Future minimum payments	587,250	22,401	609,651
Less: Interest	(47,250)	(1,268)	(48,518)
Convertible notes, principal amount	540,000	21,133	561,133
Less: Unamortized debt issuance costs on the convertible notes	(6,970)	(176)	(7,146)
Net carrying amount of the convertible notes	$533,030	$20,957	$553,987

As of June 30, 2025, the estimated fair value of the 2027 Notes and 2026 Notes was $572.6 million and $67.6 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes.

Note 8 — Stockholders’ Equity

Common Stock

In May 2025, our stockholders further approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock available for issuance by the Company from 163.0 million to 326.0 million shares.

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

Our annual grant of stock-based compensation takes place during the first quarter of each year. Our stock options and restricted stock units granted during the first quarter of 2025 were as follows:

	Grants	Weighted Average Grant Date Fair Value per Share
Stock options	1,861,099	$44.53
Restricted stock units	1,390,967	$44.40

In May 2025, our stockholders approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 5.0 million shares.

As of June 30, 2025, the total authorized shares under the 2004 Plan available for grant was 6,736,496.

Total stock-based compensation expense was recorded in the condensed consolidated statements of operations and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Research and development	$13,542	$11,475	$25,220	$20,103
General and administrative	13,993	13,147	25,864	26,131
	$27,535	$24,622	$51,084	$46,234

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

In the second quarter of 2025, FDA informed us that our PDUFA target action date for NDA for aficamten in oHCM was extended to December 26, 2025. This resulted in a revision of the PSU assumptions and total expense recognized for the three months ended June 30, 2025 was a credit to the Consolidated Statement of Operations of $1.1 million and total recognized expense for the six months ended June 30, 2025 was not material. The Company recognized expense for the PSUs of $2.2 million and $2.5 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was $2.2 million of unamortized stock-based compensation related to the portion of PSUs vesting that is deemed probable. The Company will assess the probability of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

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

Controlled Equity Offering Sales Agreement

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of common stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of June 30, 2025, we have not sold any shares of common stock under the Open Market Sale AgreementSM with Jefferies LLC.

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

HCM is the most common monogenic inherited cardiovascular disorder, with well over 300,000 patients diagnosed in the U.S. However, there are an estimated 400,000-800,000 additional patients who remain undiagnosed. The diagnosis rate for oHCM is growing at approximately the same rate as the population, while the diagnosis rate for nHCM has been increasing with recent year over year growth estimated to be in the low double digits. Approximately half of patients with HCM have oHCM, in which the thickening of the cardiac muscle leads to left ventricular outflow tract (LVOT) obstruction, while one-third have nHCM, in which blood flow is not impacted, but the heart muscle is still thickened. HCM is fairly evenly split across gender and while patients are typically diagnosed in their early 40s, the average age of an oHCM patient is in the early 60s. People with HCM are at high risk of also developing cardiovascular complications including atrial fibrillation, stroke and mitral valve disease. People with HCM are at risk for potentially fatal ventricular arrhythmias and it is one of the leading causes of sudden cardiac death in younger people or athletes. A subset of patients with HCM are at high risk of progressive disease leading to dilated cardiomyopathy and heart failure necessitating cardiac transplantation.

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

Following the positive results of SEQUOIA-HCM, we submitted an NDA for the treatment of oHCM. The FDA accepted and filed the NDA and assigned the NDA a standard review with a PDUFA target action date of September 26, 2025. In March 2025, we completed a mid-cycle review meeting with the FDA in connection with our NDA for aficamten in oHCM, whereupon the FDA indicated that it does not plan to convene an Advisory Committee meeting to review the NDA for aficamten. On April 29, 2025, FDA informed us that our PDUFA target action date for NDA for aficamten in oHCM had been extended to December 26, 2025 in order to permit FDA additional time to conduct a full review of our proposed REMS for aficamten. Following pre-NDA discussions with FDA in which safety and risk mitigation were discussed, we submitted the NDA for aficamten in oHCM without an accompanying REMS, and the FDA accepted the NDA for filing. During the NDA review, the FDA requested that we submit a REMS, based on the inherent characteristics of aficamten, which the company provided. The submission of a REMS has now been determined by FDA to be a Major Amendment to the NDA resulting in a standard three-month extension to the original PDUFA action date. No additional clinical data or studies have been requested of us by FDA.

Additionally, we submitted an MAA with the EMA which has validated the MAA for the treatment of oHCM. The MAA is now under review by the EMA's Committee for Medicinal Products for Human Use.

Aficamten is also currently being evaluated in MAPLE-HCM, a Phase 3 clinical trial of aficamten as monotherapy compared to metoprolol as monotherapy in patients with obstructive HCM. In May 2025, the company announced positive topline results from MAPLE-HCM. MAPLE-HCM met its primary endpoint, demonstrating a statistically significant improvement in peak oxygen uptake (pVO2) from baseline to Week 24 for aficamten compared to metoprolol. The safety and tolerability profile of aficamten was favorable in comparison to metoprolol in MAPLE-HCM. ACACIA-HCM, a Phase 3 clinical trial of aficamten in patients with non-obstructive HCM; CEDAR-HCM, a clinical trial of aficamten in a pediatric population with obstructive HCM; and FOREST-HCM, an open-label extension clinical study of aficamten in patients with HCM.

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

The first patient was dosed in ACACIA-HCM in Japan in the second quarter of 2025. The first patient was dosed in Bayer’s Phase 3 clinical trial in obstructive HCM in Japan in the third quarter of 2025.

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

CK-586

CK-586 is a novel, selective, oral, small molecule cardiac myosin inhibitor designed to reduce the hypercontractility associated with heart failure with preserved ejection fraction, or HFpEF. Approximately half of the estimated 6.7 million patients in the United States with heart failure have HFpEF, and the prevalence of HFpEF is increasing. A subset of HFpEF patients with hypercontractility, ventricular hypertrophy, elevated biomarkers and symptoms of heart failure may benefit from treatment with a cardiac sarcomere inhibitor. Approximately 75% of patients with HFpEF will die within five years of initial hospitalization, and 84% will be re-hospitalized. Despite broad use of standard treatments and advances in care, the prognosis for patients with heart failure is poor.

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

Liquidity and Capital Resources

Our cash, cash equivalents, and investments and a summary of our borrowings and working capital as of June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Financial assets:
Cash and cash equivalents	$74,940	$94,857
Short-term investments	783,195	981,157
Long-term investments	178,201	145,055
Total cash, cash equivalents, and marketable securities	$1,036,336	$1,221,069
Borrowings:
Term loans, net	$173,458	$104,747
RP OM Loan	133,700	123,000
2026 Notes, net	20,957	20,903
2027 Notes, net	533,030	531,467
Total borrowings	$861,145	$780,117
Working capital:
Current assets	$886,542	$1,107,940
Current liabilities	131,064	179,674
Working capital	$755,478	$928,266

The following table shows a summary of our cash flows for the periods set forth below (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(259,853)	$(228,820)
Net cash provided by (used in) investing activities	158,837	(618,907)
Net cash provided by financing activities	83,287	924,802
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(17,729)	$77,075

Sources and Uses of Cash

To date we have funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreements, and revenue interest agreements, strategic alliances, long-term debt, other financings and interest on investments. We have generated significant operating losses since our inception. Our expenditures have historically primarily related to research and development activities, but have recently and will increasingly also relate to our commercial readiness activities and general commercialization activities upon regulatory approval of aficamten.

Cash Flows Used in Operating Activities

Net cash used in operating activities of $259.9 million and $228.8 million in the six months ended June 30, 2025 and 2024, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support those activities. Net loss for the six months ended June 30, 2025 and 2024 included, among other items: non-cash stock-based compensation, non-cash interest expense on liabilities related to revenue participation right purchase agreements, non-cash interest expense related to debt, and/or non-cash changes in fair values related to derivative liabilities and liabilities related to RPI Transactions.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities of $158.8 million in the six months ended June 30, 2025 was primarily due to maturities of investments offset by purchases of investments and property, plant and equipment.

Net cash used in investing activities of $618.9 million in the six months ended June 30, 2024 was primarily due to purchases of investments offset by maturities of investments.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities of $83.3 million in the six months ended June 30, 2025 was primarily attributable to $75.0 million in proceeds from the drawing on Tranche 4 of the RP Multi Tranche Term Loan and net proceeds from stock-based award activities, offset by payments related to the RP Multi Tranche Term Loan.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 20.5% as of June 30, 2025 and 24.3% as of June 30, 2024.

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, we recorded an inducement loss of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms. As of June 30, 2025, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and $540.0 million of aggregate principal amount of 2027 Notes outstanding. The 2026 Notes and the 2027 Notes are redeemable, at our option at any time in the case of the 2026 Notes and at any time after July 7, 2025 in the case of the 2027 Notes and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date for the relevant notes, at a cash redemption price equal to the principal amount of the relevant notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for the relevant notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice.

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

Japan Out-license for Aficamten

In November 2024, we entered into a license and collaboration agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, pursuant to which we granted to Bayer an exclusive license to develop and commercialize aficamten in Japan, subject to certain reserved development rights. Under the terms of the Bayer License Agreement, we received an up-front payment of €50.0 million (equivalent to $52.4 million at the time of payment) which was recorded as deferred revenue at December 31, 2024 and was recognized as of June 30, 2025 upon completion of certain performance technology transfer obligations. Based on the agreement signed in November 2024, we may be eligible to receive from Bayer future milestone payments totaling up to €90 million upon achievement of development and commercial milestones. We recognized revenue associated with two clinical milestones totaling €10 million (equivalent to $11.8 million) as of June 30, 2025. We may also be eligible to receive up to an additional €80 million through commercial launch and an additional €490 million in commercial milestone payments upon the achievement by Bayer of certain sales milestones and tiered royalties on the net sales of pharmaceutical products containing aficamten in Japan ranging from the high teens to the low thirty percents, subject to certain reductions for generic competition, expiration of certain patents and payments for licenses to third-party patents, until the latest of the expiration of certain patents, the expiration of regulatory exclusivity for the Product in Japan, and the end of a minimum specified term.

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

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of common stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of June 30, 2025, we have not sold any shares of common stock under the Open Market Sale AgreementSM with Jefferies LLC.

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

We have incurred an accumulated deficit of approximately $3.0 billion since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs. The earliest we might reasonably expect to commence commercial sales and record revenues is following the PDUFA target action date of December 26, 2025 for the NDA for aficamten in oHCM. However, there is no guarantee that the FDA’s approval will happen in 2025 or at all, including as a result of recent reductions in the FDA’s workforce. See “Disruptions at FDA, including due to a reduction in FDA’s workforce and/or inadequate funding for FDA, could prevent FDA from performing normal functions on which our business relies, which could negatively impact our business” in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Therefore, our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms, including as a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and potential future bank failures in the United States. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Revenues for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	Increase	June 30, 2025	June 30, 2024	Increase
Collaboration revenues	$2,416	$249	$2,167	$3,995	$1,084	$2,911
License and milestone revenues	64,353	—	64,353	64,353	—	64,353
Total revenues	$66,769	$249	$66,520	$68,348	$1,084	$67,264

Collaboration revenues for the three and six months ended June 30, 2025 were primarily from Bayer under the Bayer License Agreement related to certain research and development cost reimbursements. License and milestone revenues for the three and six months ended June 30, 2025 were primarily from Bayer related to the successful completion of the technology transfer totaling $52.4 million and certain clinical milestone achievements totaling $11.8 million.

In November 2024, we entered into a license and collaboration agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, pursuant to which we granted to Bayer an exclusive license to develop and commercialize aficamten in Japan, subject to certain reserved development rights. Under the terms of the Bayer License Agreement, we received an up-front payment of €50.0 million which was initially deferred at December 31, 2024 and was recognized at June 30, 2025 upon completion of certain performance technology transfer obligations.

As of June 30, 2025, the receivables balance is primarily comprised of $8.3 million related to Bayer.

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

Research and development expenses for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	Increase	June 30, 2025	June 30, 2024	Increase
Total research and development expenses	$112,554	$79,597	$32,957	$212,395	$161,167	$51,228

Research and development expenses for the three and six months ended June 30, 2025 increased by $33.0 million and $51.2 million from the three and six months ended June 30, 2024, respectively, primarily due to advancing our clinical trials, higher personnel related costs and medical affairs related activities.

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

General and administrative expenses for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	Increase	June 30, 2025	June 30, 2024	Increase
Total general and administrative expenses	$65,721	$50,824	$14,897	$123,090	$96,324	$26,766

General and administrative expenses for the three and six months ended June 30, 2025 increased by $14.9 million and $26.8 million from the three and six months ended June 30, 2024, respectively, primarily due to investments toward commercial readiness and higher personnel related costs, including stock based compensation.

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

Interest Expense

Interest expense for the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	Decrease	June 30, 2025	June 30, 2024	Increase
Term loans	$5,252	$2,189	$3,063	$8,370	$3,507	$4,863
2026 Notes	240	239	1	477	479	(2)
2027 Notes	5,542	5,507	35	11,014	11,005	9
Other	50	4,797	(4,747)	91	4,844	(4,753)
Total interest expense	$11,084	$12,732	$(1,648)	$19,952	$19,835	$117

Term loan interest increased year over year due to drawing on Tranche 4 of the RP Multi Tranche Loan in April 2025 and only recording a partial quarter of interest expense in Q2 2024 related to drawing on Tranche 6 of the RP Multi Tranche Loan in late May 2024. Interest expense for the three and six months ended June 30, 2024 includes approximately $4.8 million of financing fees related to the 2024 RPI Transactions. The remaining components of interest expense were fairly consistent period over period for three and six months ended June 30, 2025 and 2024.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid pursuant to RP Aficamten RPA over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded additional $33.3 million to the carrying value related to the RP Aficamten RPA Amendment entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 20.5% as of June 30, 2025 and 24.3% as of June 30, 2024. The decline in the imputed rate of interest is due to a continued refinement of our assumptions including market and patient dynamics.

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid pursuant to RP OM RPA over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% as of June 30, 2025 and 2024.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	Increase	June 30, 2025	June 30, 2024	Increase
RP OM Liability	$41	$42	$(1)	$82	$21	$61
RP Aficamten Liability	13,140	11,525	1,615	27,177	21,764	5,413
Total non-cash interest expense recognized	$13,181	$11,567	$1,614	$27,259	$21,785	$5,474

Interest and Other Income, net

Interest and other income, net for the three and six months ended June 30, 2025 and 2024 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Change in fair value liabilities related to RPI transactions and derivative liabilities reflected on the Condensed Consolidated Statement of Operations.

The change in fair value liabilities related to the RPI transactions (RP OM Loan Agreement and CK-586 RPA) and the derivative liabilities for the RP Multi Tranche Loan Agreement for the three and six months ended June 30, 2025 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	Decrease	June 30, 2025	June 30, 2024	Decrease
CK-586 RPA	$(300)	$—	$(300)	$—	$—	$—
RP OM Loan	(14,300)	200	(14,500)	(10,700)	200	(10,900)
RP Multi Tranche Loan Agreement Derivatives	3,000	(600)	3,600	2,600	(600)	3,200
Total change in fair value liabilities	$(11,600)	$(400)	$(11,200)	$(8,100)	$(400)	$(7,700)

The fair values of the liabilities related to RPI transactions (RP OM Loan Agreement and CK-586 RPA) are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 10% to 18% for the three months ended June 30, 2025 and 13% to 18% for the three months ended June 30, 2024), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and CK-586 have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the programs for omecamtiv mecarbil or CK-586 could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 10% to 12% for the three months ended June 30, 2025 and 14% to 16% for the three months ended June 30, 2024) and other factors. The Tranche 4 original derivative was settled when Tranche 4 was drawn upon and a new derivative was established which impacted the change by $1.9 million for the period ended June 30, 2025.

The total change in the estimated fair value liabilities for the three and six months ended June 30, 2025 was primarily driven by changes in the discount rates used in the valuation of the 2024 RP OM Loan and the derivatives associated with the RP Multi Tranche Loan Agreement.

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our critical accounting policies and significant estimates in the six months ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in "Item 7A —Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the following:

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2025, our cash and investments totaled $1.0 billion, comprising U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, a global portfolio of corporate debt, money market funds, and repurchase agreements backed by U.S. Treasury securities.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% increase in market interest rates would result in a decline in the value of our investments of approximately $4.9 million and $6.1 million as of June 30, 2025 and December 31, 2024, respectively.

In addition, we have elected the fair value option for certain liabilities. The fair value of the liabilities related to 2024 RP OM Loan Agreement, the RP CK-586 RPA, and the derivatives of the RP Multi Tranche Loan Agreement will increase as market interest rates decrease. In addition, the fair value of the liabilities may fluctuate based upon changes in the Company’s credit rating. Changes in the interest rate environment and the credit rating of the Company could have an effect on our future earnings. For example, a hypothetical 1% decrease in the discount rates used to measure the 2024 RP OM Loan Agreement, the RP CK-586 RPA, and the derivatives of the RP Multi Tranche Loan Agreement would result an increase in the fair value, and the recognition of a loss, of approximately $5.1 million as of June 30, 2025. During the three and six months ended June 30, 2025, we recognized a loss on the change in the estimated fair value of liabilities of approximately $14.6 million and $10.7 million, respectively, primarily due to changes in the discount rates used to measure the 2024 RP OM Loan Agreement and the RP CK-586 RPA. The discount rates ranged from 10% to 18% as of June 30, 2025, compared to 10% to 18% as of December 31, 2024, resulting in an increase in the estimated fair value of the liabilities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Drug candidates that have similar mechanisms of actions to our have been subject to clinical trials that have failed to meet their primary endpoints. For example, Camzyos® (mavacamten), a small molecule myosin inhibitor commercialized by Bristol-Myers Squibb Company has a similar mechanism of action to aficamten and failed to meet its dual primary endpoints in ODYSSEY-HCM, a Phase 3 clinical trial assessing its efficacy for the treatment of nHCM. Although such result is not dispositive on the eventual results of our clinical trial of aficamten in nHCM, ACACIA-HCM, the results of ODYSSEY-HCM may suggest that a myosin inhibitor is not effective for the treatment of nHCM notwithstanding the positive results in clinical trials of such drugs in oHCM.

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

In connection with the anticipation of filing of a new NDA and MAA for omecamtiv mecarbil at the conclusion of COMET-HF, FDA and/or EMA may require that patients treated with omecamtiv mecarbil have their blood monitored during titration for concentrations of the drug in order to ensure optimized dosing that maximizes benefits without undue risk. We have contracted with Microgenics Corporation, a subsidiary of Thermo Fisher, to develop and eventually commercialize an antibody-based immunoassay for blood concentrations of omecamtiv mecarbil. The development, manufacture and regulatory approval of an antibody-based immunoassay, however, may be complex and/or time consuming. Such an immunoassay could require regulatory clearance by FDA as a companion diagnostic device or similar regulatory clearance by EMA, and there is no assurance that such regulatory clearance will be obtained. In addition, if required by FDA and/or EMA as part of any approved label for omecamtiv mecarbil, we will be dependent on Microgenics Corporation to successfully manufacture and commercialize its immunoassay in sufficient quantities in all key markets in which we may seek to commercialize omecamtiv mecarbil, failing which, our potential sales of omecamtiv mecarbil could be materially adversely affected.

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

The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods, including pharmaceutical and biological products. In April 2025, the United States government imposed a 10% baseline global tariff and a 125% tariff on goods imported into the United States from China, subject to various exemptions, including pharmaceuticals, in addition to a prior 20% tariff imposed on imports from China, while suspending the imposition of higher “reciprocal” tariffs on numerous other territories until July 2025. The United States government has also specifically stated that the pharmaceutical industry will be subject to industry-specific tariffs and has initiated a related investigation into the national security effects of imported pharmaceuticals and their ingredients. As such, we currently expect that the current pharmaceutical exemption will be short-lived and that such industry-specific pharmaceutical tariffs will be ultimately imposed by the United States government. Such tariffs will result in additional costs on our business, including costs with respect to raw materials for our product candidates and will generally increase manufacturing costs. Moreover, other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions or trade barriers, which may impose additional costs on our business.

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

As of June 30, 2025 and December 31, 2024 we had $0.9 billion and $0.7 billion of debt recorded on the balance sheet comprised of the RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, and the 2026 and 2027 Convertible Notes, respectively.

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

Any termination, breach or expiration of any of the license and collaboration agreements with Sanofi and Bayer could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development and commercialization of aficamten in China or Japan. Alternatively, we may attempt to identify and transact with a new licensee, but there can be no assurance that we would be able to identify a suitable licensee or transact on terms that are favorable to us.

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

The following directors and officers adopted into or terminated a Rule 10b5-1 trading arrangement during the second quarter of 2025:

•
Robert A. Harrington, M.D. – Dr. Harrington adopted a Rule 10b5-1 trading arrangement on May 9, 2025 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Harrington Plan”). The Harrington Plan provides for the sale of up to 4,300 shares of our common stock at pre-specified dates during the term of the plan. The Harrington Plan will terminate on the earlier of (x) December 5, 2025 and (y) the sale of all securities that are subject to the plan.
•
Wendell Wierenga, Ph.D. – Dr. Wierenga adopted a Rule 10b5-1 trading arrangement on May 14, 2025 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Wierenga Plan”). The Wierenga Plan provides for the exercise of stock options to acquire up to 28,407 shares of our common stock and the concurrent sale of all shares of common stock acquired upon such exercise during the term of the plan. The Wierenga Plan will terminate on the earlier of (x) January 1, 2027 and (y) the sale of all securities that are subject to the plan.

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.		Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 3, 2023	3.5

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation					X

3.7	Amended and Restated Bylaws	8-K	000-50633	February 17, 2023	3.1

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Notes due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)					X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2025	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sung H. Lee
Sung H. Lee
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)