Form 10-Q
period 2025-09-30
CYTOKINETICS INC
filed 2025-11-05
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of shares of common stock, $0.001 par value, outstanding as of November 3, 2025: 122,264,929

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and nine months ended September 30, 2025

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
2024 RPI Transactions

The transactions contemplated by the 2024 RP OM Loan Agreement, the RP Ulacamten RPA, the RP Stock Purchase Agreement, the 2022 RP Multi Tranche Loan Agreement Amendment and the RP Aficamten RPA Amendment

2026 Indenture

Indenture, dated November 13, 2019, between Cytokinetics and U.S. Bank Trust Company (successor in interest to U.S. Bank National Association), as trustee, as supplemented by the First Supplemental Indenture, dated November 13, 2019, between Cytokinetics and U.S. Bank Trust Company (successor in interest to U.S. Bank National Association)

2026 Notes	Cytokinetics’ 4% convertible senior notes due 2026
2027 Indenture	Indenture, dated July 6, 2022, between Cytokinetics and U.S. Bank Trust Company, as trustee
2027 Notes	Cytokinetics’ 3.50% convertible senior notes due 2027
2031 Indenture	Indenture, dated September 19, 2025, between Cytokinetics and U.S. Bank Trust Company, as trustee
2031 Notes	Cytokinetics’ 1.75% convertible senior notes due 2031
ACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act
ACACIA-HCM	Assessment Comparing Aficamten to Placebo on Cardiac Endpoints In Adults with Non-Obstructive HCM
AMBER-HFpEF	our Phase 2 randomized, placebo-controlled, double-blind, multi-center, dose-finding clinical trial in patients with symptomatic HFpEF with left ventricular ejection fraction ≥ 60%
Amended ATM Facility	our amended and restated Controlled Equity Offering Sales Agreement
ARR	absolute risk reductions
Astellas Agreement	License and Collaboration Agreement, dated June 21, 2013, between Cytokinetics and Astellas
Astellas FSRA Agreement	Fast Skeletal Regulatory Activator Agreement, dated April 23, 2020 between Cytokinetics and Astellas
Bayer	means Bayer AG and/or any affiliate thereof, including Bayer Consumer Care AG
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

Common Stock	our common stock, par value $0.001 per share
Compensation Committee	Compensation and Talent Committee of Cytokinetics’ Board of Directors
Convertible Notes	2026 Notes, 2027 Notes, and 2031 Notes
Corxel	Corxel Pharmaceuticals Limited (formerly known as Ji Xing Pharmaceuticals Limited) and/or its affiliates, including Corxel Pharmaceuticals Hong Kong Limited
Corxel Agreements	Corxel Aficamten License Agreement and Corxel OM License Agreement
Corxel OM License Agreement

means that certain Collaboration and License Agreement, dated December 20, 2021, by and between the Company and Corxel, pursuant to which we granted Corxel an exclusive license to develop and commercialize omecamtiv mecarbil in China and Taiwan

COURAGE-ALS	Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS
CPET	cardiopulmonary exercise testing
CRO	Contract Research Organization
CV	cardiovascular
E.U. or EU	European Union
EEA	European Economic Area
EMA	European Medicines Agency
ESPP	employee stock purchase plan
ETASU	Elements to assure safe use
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	U.S. Food and Drug Administration
Final Payment Amount

As defined in Part I, Item 2 (Management’s Discussion and Analysis of Financial Conditions and Results of Operations) of this Quarterly Report on Form 10-Q – Sources and Uses of Cash, Royalty Pharma Transactions

FOREST-HCM	Five-Year, Open-Label, Research Evaluation of Sustained Treatment with Aficamten in HCM
FSTA	fast skeletal muscle troponin activator
Fundamental Change	As defined in the 2026 Indenture, 2027 Indenture, or 2031 Indenture, as applicable
GAAP	Generally Accepted Accounting Principles in the U.S.
GALACTIC-HF	Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure
GDPR	General Data Protection Regulation ((EU) 2016/679)
HCM	hypertrophic cardiomyopathy
HFpEF	heart failure with preserved ejection fraction
HFrEF	heart failure with reduced ejection fraction
HHS	U.S. Department of Health and Human Services
HIPAA	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act
ICER	Institute for Clinical and Economic Review
IND	Investigational New Drug
IRA	Inflation Reduction Act of 2022

IRB	Institutional Review Board
KCCQ	Kansas City Cardiomyopathy Questionnaire
KCCQ-OSS	KCCQ Overall Summary Score
LVEF	left ventricular ejection fraction
LVOT	left ventricular outflow tract
LVOT-G	left ventricular outflow tract gradient
MAA	Marketing Authorization Application
MAPLE-HCM	Metoprolol vs Aficamten in Patients with LVOT Obstruction on Exercise Endpoints Capacity in HCM
Mavacamten Royalty	certain payments on the net sales of products containing the compound mavacamten pursuant to the Research Collaboration Agreement, dated August 24, 2012, between Cytokinetics and MyoKardia, Inc.
NDA	New Drug Application
nHCM	non-obstructive HCM
NOLs	net operating loss carryforward
NYHA	New York Heart Association
oHCM	obstructive HCM
Ownership Change	As defined in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q, General Risks
Oyster Point Lease	Lease, dated July 24, 2019, by and between Cytokinetics and KR Oyster Point 1, LLC, as amended
Partial Redemption Limitation	As defined in the 2027 Indenture and 2031 Indenture, as applicable
PSU	Performance Stock Unit
Radnor Lease

As defined in Part I, Item 1 (Financial Statements (Unaudited)), Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q - Note 9 (Commitments and Contingencies) – Operating Leases

REMS	Risk Evaluation and Mitigation Strategy
RP Aficamten RPA	Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between Cytokinetics and Royalty Pharma Investments 2019 ICAV
RP Aficamten RPA Amendment	Amendment No. 1, dated May 22, 2024, to Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between Cytokinetics and Royalty Pharma Investments 2019 ICAV
RP Ulacamten RPA	Ulacamten Revenue Participation Right Purchase Agreement, dated May 22, 2024, by and between Cytokinetics and Royalty Pharma Investments 2019 ICAV
RP Multi Tranche Loan Agreement	Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and Cytokinetics
RP Multi Tranche Loan Agreement Amendment	Third Amendment, dated May 22, 2024, to Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and Cytokinetics
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands) (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$225,467	$94,857
Short-term investments	737,068	981,157
Accounts receivable	1,808	16,650
Prepaid expenses and other current assets	13,006	15,276
Total current assets	977,349	1,107,940
Long-term investments	288,817	145,055
Property and equipment, net	76,001	65,815
Operating lease right-of-use assets	77,580	75,158
Other assets	16,810	7,705
Total assets	$1,436,557	$1,401,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,084	$20,369
Accrued liabilities	61,633	55,323
Short-term operating lease liabilities	20,647	18,978
Current portion of long-term debt	17,280	11,520
Derivative liabilities measured at fair value	16,900	11,300
Deferred revenue	1,612	52,370
Other current liabilities	1,988	9,814
Total current liabilities	142,144	179,674
Term loans, net	158,747	93,227
Convertible notes, net	889,524	552,370
Liabilities related to revenue participation right purchase agreements, net	504,498	462,192
Long-term operating lease liabilities	110,655	112,582
Liabilities related to RPI Transactions measured at fair value	150,500	137,000
Other non-current liabilities	1,612	—
Total liabilities	1,957,680	1,537,045
Commitments and contingencies
Stockholders' deficit
Preferred stock	—	—
Common stock	122	118
Additional paid-in capital	2,782,409	2,563,876
Accumulated other comprehensive income	34	2,398
Accumulated deficit	(3,303,688)	(2,701,764)
Total stockholders' deficit	(521,123)	(135,372)
Total liabilities and stockholders' deficit	$1,436,557	$1,401,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues:
Collaboration revenues	$1,936	$463	$5,931	$1,547
License and milestone revenues	—	—	64,353	—
Total revenues	1,936	463	70,284	1,547
Operating expenses:
Research and development	99,233	84,612	311,628	245,779
General and administrative	69,458	56,652	192,548	152,976
Total operating expenses	168,691	141,264	504,176	398,755
Operating loss	(166,755)	(140,801)	(433,892)	(397,208)
Interest expense	(11,353)	(8,928)	(31,305)	(28,763)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(14,969)	(13,370)	(42,228)	(35,155)
Interest and other income, net	10,248	17,054	36,950	36,520
Change in fair value of derivative liabilities	700	700	3,300	100
Change in fair value of liabilities related to RPI Transactions	(2,800)	(15,200)	(13,500)	(15,000)
Debt conversion expense	(121,249)	—	(121,249)	—
Net loss	$(306,178)	$(160,545)	$(601,924)	$(439,506)
Net loss per share — basic and diluted	$(2.55)	$(1.36)	$(5.04)	$(4.00)
Weighted-average number of shares used in computing net loss per share — basic and diluted	119,982	117,685	119,317	109,932
Other comprehensive (loss) gain:
Unrealized gain (loss) on available-for-sale securities, net	167	6,535	(1,225)	5,480
Foreign currency translation adjustments	25	(126)	(1,139)	(83)
Comprehensive loss	$(305,986)	$(154,136)	$(604,288)	$(434,109)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (Deficit) equity

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2024	118,209,139	$118	$2,563,876	$2,398	$(2,701,764)	$(135,372)
Exercise of stock options	351,985	—	7,651	—	—	7,651
Vesting of restricted stock units, net of taxes withheld	659,179	1	(13)	—	—	(12)
Stock-based compensation	—	—	23,549	—	—	23,549
Unrealized loss on available-for-sale securities, net	—	—	—	(541)	—	(541)
Foreign currency translation adjustments	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	(161,376)	(161,376)
Balance, March 31, 2025	119,220,303	119	2,595,063	1,545	(2,863,140)	(266,413)
Exercise of stock options	219,077	—	3,868	—	—	3,868
Vesting of restricted stock units	70,686	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(15,630)	—	(514)	—	—	(514)
Issuance of common stock under Employee Stock Purchase Plan	109,116	—	2,877	—	—	2,877
Stock-based compensation	—	—	27,535	—	—	27,535
Unrealized loss on available-for-sale securities, net	—	—	—	(851)	—	(851)
Foreign currency translation adjustments	—	—	—	(852)	—	(852)
Net loss	—	—	—	—	(134,370)	(134,370)
Balance, June 30, 2025	119,603,552	119	2,628,829	(158)	(2,997,510)	(368,720)
Exercise of stock options	321,536	1	6,934	—	—	6,935
Vesting of restricted stock units, net of taxes withheld	38,684	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(13,118)	—	(720)	—	—	(720)
Induced conversion of convertible notes	2,168,806	2	116,670	—	—	116,672
Stock-based compensation	—	—	30,696	—	—	30,696
Unrealized gain on available-for-sale securities, net	—	—	—	167	—	167
Foreign currency translation adjustments	—	—	—	25	—	25
Net loss	—	—	—	—	(306,178)	(306,178)
Balance, September 30, 2025	122,119,460	$122	$2,782,409	$34	$(3,303,688)	$(521,123)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2023	101,637,922	$102	$1,725,823	$(10)	$(2,112,238)	$(386,323)
Exercise of stock options	1,466,359	2	29,530	—	—	29,532
Vesting of restricted stock units	695,140	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(274,256)	—	(18,449)	—	—	(18,449)
Issuance of common stock under at-the-market offering, net of issuance costs	1,237,460	1	93,639	—	—	93,640
Exercise of warrants, net	11,335	—	—	—	—	—
Stock-based compensation	—	—	21,612	—	—	21,612
Unrealized loss on available-for-sale securities, net	—	—	—	(556)	—	(556)
Foreign currency translation adjustments	—	—	—	27	—	27
Net loss	—	—	—	—	(135,643)	(135,643)
Balance, March 31, 2024	104,773,960	105	1,852,155	(539)	(2,247,881)	(396,160)
Exercise of stock options	356,281	—	8,007	—	—	8,007
Vesting of restricted stock units	46,034	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	93,857	—	2,678	—	—	2,678
Issuance of common stock in public offering, net of issuance costs	11,274,510	11	563,193	—	—	563,204
Issuance of common stock in private placement, net of issuance costs	980,392	1	49,999	—	—	50,000
Stock-based compensation	—	—	24,622	—	—	24,622
Unrealized loss on available-for-sale securities, net	—	—	—	(499)	—	(499)
Foreign currency translation adjustments	—	—	—	16	—	16
Net loss	—	—	—	—	(143,318)	(143,318)
Balance, June 30, 2024	117,525,034	117	2,500,654	(1,022)	(2,391,199)	108,550
Exercise of stock options	362,431	1	6,318	—	—	6,319
Vesting of restricted stock units	1,154	—	—	—	—	—
Stock-based compensation	—	—	25,356	—	—	25,356
Unrealized gain on available-for-sale securities, net	—	—	—	6,535	—	6,535
Foreign currency translation adjustments	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	(160,545)	(160,545)
Balance, September 30, 2024	117,888,619	$118	$2,532,328	$5,387	$(2,551,744)	$(13,911)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(601,924)	$(439,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	42,306	35,233
Stock-based compensation expense	81,780	71,590
Non-cash lease expense	4,038	3,152
Depreciation of property and equipment	7,264	7,148
Change in fair value of derivative liabilities	(3,300)	(100)
Change in fair value of liabilities related to RPI Transactions	13,500	15,000
Realized gain on investment, net	(17)	—
Interest receivable and amortization on investments	(12,902)	(24,814)
Non-cash interest expense related to debt	14,431	8,027
Debt conversion expense	121,249	—
Changes in operating assets and liabilities:
Accounts receivable	14,842	1,039
Prepaid and other assets	1,264	6,006
Accounts payable	2,972	(10,388)
Deferred revenue	(50,758)	—
Accrued and other liabilities	7,235	4,105
Operating lease liabilities	(6,616)	(5,219)
Other non-current liabilities	(2,722)	(1,593)
Net cash used in operating activities	(367,358)	(330,320)
Cash flows from investing activities:
Purchases of investments	(717,523)	(1,172,291)
Investment in non-marketable equity security	(5,000)	—
Maturities of investments	823,551	510,947
Sales of investments	5,993	—
Purchases of property and equipment	(19,163)	(2,616)
Net cash provided by (used in) investing activities	87,858	(663,960)
Cash flows from financing activities:
Repayment of finance lease liabilities	(204)	(696)
Repayment of term loans	(8,087)	(6,008)
Repayment of convertible debt	(402,500)	—
Proceeds from issuance of convertible debt, net	729,460	—
Proceeds from RPI Transactions	75,000	200,000
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	—	93,640
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	563,204
Proceeds from issuance of common stock related to private placement, net of issuance costs	—	50,000
Proceeds from issuance of common stock under equity incentive and stock purchase plans	21,331	46,536
Taxes paid related to net share settlement of equity awards	(1,247)	(18,449)
Net cash provided by financing activities	413,753	928,227
Effect of exchange rate changes on cash	(906)	(83)
Net increase (decrease) in cash, cash equivalents, and restricted cash	133,347	(66,136)
Cash, cash equivalents, and restricted cash, beginning of period	95,232	113,399
Cash, cash equivalents, and restricted cash, end of period	$228,579	$47,263
Supplemental cash flow disclosures:
Cash paid for interest	$19,874	$25,334
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$6,427	$509
Amounts unpaid for purchases of property and equipment	$2,088	$462
Issuance of common stock in connection with repurchase of convertible note	$107,920	$—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $3.3 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $601.9 million and net cash used in operations of $367.4 million for the nine months ended September 30, 2025. Cash, cash equivalents, and investments was $1.3 billion as of September 30, 2025. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Investment in non-marketable equity security

During the first quarter of 2025, we made an equity investment of $5.0 million that does not have a readily determinable fair value. We have elected the measurement alternative under which we measure the investment at cost, less any impairment. If we observe price changes in orderly transactions for identical or similar securities of the same issuer, we will remeasure the investment at fair value as of the date of the observable transaction. As of September 30, 2025, the investment has a carrying value of $5.0 million and is classified as “Other assets” on the condensed consolidated balance sheet.

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

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	September 30, 2025	September 30, 2024
Options to purchase common stock	11,442	10,566
Restricted stock and performance units	2,544	1,998
Shares issuable related to the ESPP	87	45
Shares issuable upon conversion of 2026 Notes	2,003	2,003
Shares issuable upon conversion of 2027 Notes	2,751	10,572
Shares issuable upon conversion of 2031 Notes	10,962	—
Total shares	29,789	25,184

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

On May 22, 2024, we announced that we had entered into the 2024 RPI Transactions with affiliates of Royalty Pharma International plc, which included an amendment to the RP Aficamten RPA, a component of the 2022 RPI Transactions. The 2024 RPI Transactions include the 2024 RP OM Loan Agreement, the RP Ulacamten RPA, the RP Stock Purchase Agreement, the RP Multi Tranche Loan Agreement Amendment and the RP Aficamten RPA Amendment, as described below, are accounted for as a debt modification of the 2022 RPI Transactions.

The 2024 RPI Transactions consideration of $200.0 million received was allocated as follows (in thousands):

Allocation
Units of Accounting:
RP Aficamten RPA	$33,300
Tranche 6 of RP Multi Tranche Loan Agreement	41,200
Tranche 6 of RP Multi Tranche Loan Agreement - Embedded Derivatives	4,400
Tranche 4 of RP Multi Tranche Loan Agreement - Embedded Derivatives	3,700
Ulacamten RPA	12,700
RP OM Loan Agreement	104,700
Total consideration	$200,000

Liabilities Related to RPI Transactions Measured at Fair Value

As permitted under ASC 825, we elected the fair value option for recognizing the liabilities related to the 2024 RP OM Loan Agreement and the RP Ulacamten RPA. The fair value option was elected because these liabilities included embedded derivatives which would have otherwise required separate recognition and measurement. The Company elected the fair value option as it is believed to be more practical for each liability as a single unit of account at fair value. Under the fair value option, debt issuance costs are expensed as incurred and the Company is required to record the fair value option elected arrangements at their fair value on the date of issuance and at each balance sheet thereafter. Changes in the estimated fair value of the arrangements are recognized as changes in fair value of liabilities related to RPI Transactions in the condensed consolidated statement of operations and comprehensive loss.

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

The following table demonstrates the future minimum payments for our RP OM Loan under Scenario 3, based on 227.5% of the principal amount with repayment expected to start in 2028 as defined above, as of September 30, 2025 (in thousands):

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

Ulacamten RPA

Pursuant to the RP Ulacamten RPA, RPI ICAV purchased the right to receive 1% of annual net sales of ulacamten by us, our affiliates or licensees, in exchange for $50 million which was paid up-front.

Following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in heart failure with preserved ejection fraction in humans for ulacamten, at RPI ICAV’s sole option and discretion, it may invest up to in aggregate $150 million in quarterly payments to fund 50.0% of the research and development cost for a potential Phase 3 clinical trial of ulacamten in exchange for an incremental 3.5% for annual net sales of ulacamten (depending on the aggregate amounts funded by RPI ICAV), subject to reduction in certain circumstances. RPI ICAV will also be entitled to a milestone payment equal to 75% of its aggregate investment in ulacamten upon market approval by the FDA, or if market approval of ulacamten by the European Medicines Agency is obtained prior to market approval by the FDA, a 37.5% milestone payment of its aggregate investment in ulacamten for such obtained approval and an additional 37.5% milestone payment for its aggregate investment in ulacamten upon subsequent market approval by the FDA.

Upon execution of the RP Ulacamten RPA in the second quarter of 2024, we recorded a liability of $12.7 million using a combination of the discounted cash flow method and the probability-weighted expected return method. The fair value inputs are classified as Level 3 in the fair value hierarchy. We account for the RP Ulacamten RPA as a liability because, among other reasons, we have significant continuing involvement in generating the related revenue stream from which the liability will be repaid.

Accounting for RPI Transactions Measured at Fair Value

The fair values of the liabilities for the RP OM Loan Agreement and Ulacamten RPA are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 11% to 17% as of September 30, 2025 and 2024), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and ulacamten have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the omecamtiv mecarbil or ulacamten programs could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The Company recorded a loss of $2.8 million and $13.5 million for the three and nine months ended September 30, 2025, respectively, and a loss of $15.2 million and $15.0 million for the three and nine months ended September 30, 2024, respectively, associated with the change in fair value of the liabilities related to 2024 RP OM Loan Agreement and the Ulacamten RPA. The change in the fair value has been recognized in the condensed consolidated statement of operations and comprehensive loss.

The following tables summarize the changes of the fair value of the Ulacamten RPA and RP OM Loan (in thousands):

	2025		2024
	Ulacamten RPA	RP OM Loan	Ulacamten RPA	RP OM Loan
Beginning balance, January 1	$14,000	$123,000	$—	$—
Change in fair value	(300)	(3,600)	—	—
Ending balance, March 31	13,700	119,400	—	—
Initial measurement	—	—	12,700	104,700
Change in fair value	300	14,300	—	(200)
Ending balance, June 30	14,000	133,700	12,700	104,500
Change in fair value	—	2,800	1,100	14,100
Ending balance, September 30	$14,000	$136,500	$13,800	$118,600

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 22.1% as of September 30, 2025 and 24.4% as of September 30, 2024.

During the third quarter of 2025, we updated our analyses of the RP Aficamten RPA to reflect our revised assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA changed from the fourth quarter of 2024 due to changes in management’s estimates of unobservable inputs related to market and patient dynamics and timing to include projections of future royalty payments. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate. For the three months ended September 30, 2025, the change in estimate increased our non-cash interest expense by $1.0 million and net loss per share by $0.01. For the nine months ended September 30, 2025, the change in estimate increased our non-cash interest expense by $1.0 million and had no material impact on net loss per share.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% as of September 30, 2025 and September 30, 2024.

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

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions. Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	RP Aficamten Liability		RP OM Liability
	2025	2024	2025	2024
Beginning balance, January 1	$262,599	$180,591	$199,593	$199,384
Interest accretion	14,037	10,239	41	(21)
Amortization of issuance costs	—	—	26	26
Ending balance, March 31	276,636	190,830	199,660	199,389
Modification in the 2024 RPI Transactions	—	33,300	—	—
Interest accretion	13,140	11,525	41	42
Amortization of issuance costs	—	—	26	26
Ending balance, June 30	289,776	235,655	199,727	199,457
Interest accretion	14,927	13,328	42	42
Amortization of issuance costs	—	—	26	27
Ending balance, September 30	$304,703	$248,983	$199,795	$199,526

RP Multi Tranche Term Loan

On May 22, 2024, we entered into the RP Multi Tranche Loan Agreement Amendment which provides for two additional tranches (6 & 7) as follows:

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

In November 2024, we announced that FDA has accepted our NDA for aficamten. This entitled us to draw $100.0 million under tranche 5 at any time prior to November 25, 2025. As a subsequent event, in October 2025, $100.0 million was disbursed to us under tranche 5 of the RP Multi Tranche Loan agreement.

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

Future minimum payments under the existing borrowing under Tranche 1, Tranche 4, and Tranche 6 of the RP Multi Tranche Loan are (in thousands):

Years ending December 31:
2025 remainder	$2,880
2026	20,160
2027	36,000
2028	40,320
2029	40,320
Thereafter	172,760
Future minimum payments	312,440
Less: Unamortized interest and loan costs	(136,413)
Term Loan, net	$176,027

The weighted-average effective rate of interest on the RP Multi Tranche Loan was approximately 12.5% as of September 30, 2025 and 11.7% as of September 30, 2024.

As of September 30, 2025, the estimated fair value of the Tranche 1, Tranche 4, and Tranche 6 term loans was $183.5 million. The fair value was estimated based on Level 3 inputs.

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

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 11% to 12% for the three months ended September 30, 2025 and 11% to 13% for the three months ended September 30, 2024) and other factors.

The Company recorded a gain of $0.7 million and $3.3 million for the three and nine months ended September 30, 2025, respectively, and a gain of $0.7 million and $0.1 million for the three and nine months ended September 30, 2024, respectively, associated with the change in fair value of the derivative liabilities. The amounts have been recorded in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the changes of the fair value of the derivative liabilities for the RP Multi Tranche Loan Agreement (in thousands):

	RP Multi Tranche Loan Agreement Derivatives
	2025	2024
Beginning balance, January 1	$11,300	$—
Change in fair value	400	—
Ending balance, March 31	11,700	—
Settlement	(3,900)	—
Initial measurement	12,800	12,600
Change in fair value	(3,000)	600
Ending balance, June 30	17,600	13,200
Change in fair value	(700)	(700)
Ending balance, September 30	$16,900	12,500

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

In the fourth quarter of 2024, we entered into an agreement to modify the Corxel Aficamten License Agreement. The $15.0 million up-front payment was recognized upon execution of the modification as all performance obligations were satisfied. The $10.0 million contingent payment to be earned upon aficamten being approved in China and included on China's National Reimbursement Drug List is constrained due to the significant uncertainty as of September 30, 2025.

Collaboration revenues for China were $0.4 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively, related to certain development cost reimbursements. Accounts receivable was $0.4 million at September 30, 2025 for Sanofi and was $16.5 million from Corxel as of December 31, 2024, respectively.

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

License and milestone revenues from Bayer was not material for the three months ended September 30, 2025. License and milestone revenues from Bayer was $64.3 million for the nine months ended September 30, 2025, respectively, including $52.4 million related to the successful completion of the technology transfer that was recorded as deferred revenue as of December 31, 2024, and certain clinical milestone achievements. The license and milestone revenues included two €5.0 million milestones (equivalent to $5.9 million each) recognized in connection with the achievement of the first dose of aficamten to the first patient in Japan in a Phase 3 clinical trial in nHCM and in a Phase 3 clinical trial in oHCM during the second quarter of 2025. The first dose of aficamten in Japan in a Phase 3 clinical trial in nHCM occurred in June 2025 and the first dose of aficamten in Japan in a Phase 3 clinical trial in oHCM occurred in August 2025. There are no outstanding receivable related to license and milestone revenues from Bayer as of September 30, 2025.

Collaboration revenues from Bayer were $1.5 million and $5.4 million for the three and nine months ended September 30, 2025, respectively, related to certain research and development cost reimbursements. We had accounts receivable from Bayer of $1.4 million as of September 30, 2025 and accounts receivable was immaterial at December 31, 2024.

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

Fair Value of Financial Assets:

The following tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		September 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$204,504	$—	$—	$204,504
U.S. Treasury securities	Level 1	334,782	549	(19)	335,312
U.S. Government agency securities	Level 2	176,351	124	(45)	176,430
Commercial paper	Level 2	228,090	49	(76)	228,063
Corporate obligations	Level 2	300,611	453	(95)	300,969
		$1,244,338	$1,175	$(235)	$1,245,278

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$71,515	$—	$—	$71,515
U.S. Treasury securities	Level 1	404,377	1,192	(74)	405,495
U.S. Government agency securities	Level 2	134,547	339	(23)	134,863
Commercial paper	Level 2	302,043	399	(128)	302,314
Asset-backed securities	Level 2	13,924	42	—	13,966
Corporate obligations	Level 2	290,616	598	(182)	291,032
		$1,217,022	$2,570	$(407)	$1,219,185

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

No credit losses on debt securities were recognized in the periods presented. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The unrealized losses as of September 30, 2025 are attributed to market interest rate changes and are not attributed to credit. The Company does not intend to sell any of these available-for-sale investments before their effective maturity or market price recovery.

Note 6 — Balance Sheet Components

A reconciliation of cash, cash equivalents, and restricted cash reported in the accompanying condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows was as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$225,467	$94,857
Restricted cash	3,112	375
Total cash, cash equivalents, and restricted cash as reported within our condensed consolidated statement of cash flows	$228,579	$95,232

As of September 30, 2025, our restricted cash balance of $3.1 million is used to collateralize certain credit instruments.

Accrued liabilities were as follows (in thousands):

	September 30, 2025	December 31, 2024
Accrued liabilities:
Clinical and preclinical costs	$16,400	$13,567
Compensation related	33,199	35,132
Other accrued expenses	12,034	6,624
Total accrued liabilities	$61,633	$55,323

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

On September 19, 2025, we issued $750.0 million aggregate principal amount of 2031 Notes and used approximately $402.5 million of the net proceeds from the offering of 2031 Notes and issued 2,168,806 shares of common stock to repurchase approximately $399.5 million aggregate principal amount of the 2027 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2027 Notes concurrently with the pricing of the offering of the 2031 Notes. This resulted in recording a debt conversion expense in the third quarter of 2025 of $121.2 million, consisting of the difference between the consideration provided to the holders pursuant to the exchange agreements and the if-converted value of the 2027 Notes under the original terms.

As of September 30, 2025, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding, $140.5 million of aggregate principal amount of 2027 Notes outstanding, and $750.0 million of aggregate principal amount of 2031 Notes outstanding. The conversion feature of the 2031 Notes was not bifurcated as a derivative as it is indexed to our own stock and meets the conditions for equity classification under ASC 815.

2031 Notes

The 2031 Notes are our senior unsecured obligations and shares equal in right of payment with our other indebtedness, including the 2026 Notes and 2027 Notes. The 2031 Notes bear interest at a rate of 1.75% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning April 1, 2026. The 2031 Notes will mature on October 1, 2031, unless earlier converted, redeemed, or repurchased. Holders of the 2031 Notes may convert their 2031 Notes, under certain circumstances, into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on an initial conversion rate of 14.6156 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $68.42 per share.

As of September 30, 2025, the holders of the 2031 Notes have the option to convert their 2031 Notes only in the following circumstances: (i) if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a 30-day period starting from the last trading day of the preceding quarter after December 31, 2025; (ii) within 5 consecutive business days following any 10 consecutive trading day period if the trading price per $1,000 principal amount of 2031 Notes during such period falls below 98% of the product of the last reported sale price per share of our common stock and the conversion rate; (iii) upon certain corporate events or distributions on our common stock outlined in the 2031 Indenture; (iv) upon our call for redemption of the 2031 Notes; and (v) from July 1, 2031, until the second scheduled trading day immediately preceding the maturity date. We may not redeem the 2031 Notes at our option at any time before October 6, 2028. During the three-month period ended September 30, 2025, the conditions allowing holders of the 2031 Notes to convert were not met. As a result, the 2031 Notes are not convertible as of September 30, 2025 at the option of the holders thereof.

The 2031 Notes are not redeemable prior to October 6, 2028 by the Company. On or after October 6, 2028, the 2031 Notes will be redeemable, in whole or in part (subject to the Partial Redemption Limitation), at our option at any time and from time to time, and, in the case of any partial redemption, on or before the 40th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the 2031 Notes are freely tradable and all accrued and unpaid additional interest, if any, has been paid in full, as of the first interest payment date occurring on or before such redemption notice date, and the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (ii) the trading day immediately before the date we may send such notice.

The conversion rate for the 2031 Notes, 2027 Notes, and 2026 Notes will be subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the each respective indenture for the 2026 Notes, 2027 Notes and 2031 Notes), we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change.

The following table presents the total amount of interest cost recognized relating to the 2031 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Contractual interest expense	$401	$—	$401	$—
Amortization of debt issuance costs	136	—	136	—
Total interest expense recognized	$537	$—	$537	$—

The effective interest rate of the 2031 Notes was 2.2% as of September 30, 2025. As of September 30, 2025, the unamortized debt issuance cost for the 2031 Notes was $20.4 million and will be amortized over approximately 6.1 years.

2027 Notes

As of September 30, 2025, the 2027 Notes aggregate principal balance was $140.5 million. The 2027 Notes are our senior unsecured obligations and shares equal in right of payment with our other indebtedness, including the 2026 Notes and the 2031 Notes. The 2027 Notes bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2023. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate(s). The initial conversion rate for the 2027 Notes is 19.5783 shares of our common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $51.08 per share.

As of September 30, 2025, the holders of the 2027 Notes have the option to convert their convertible 2027 Notes only in the following circumstances: (i) if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a 30-day period starting from the last trading day of the preceding quarter after September 30, 2022; (ii) within 5 consecutive business days following any 10 consecutive trading day period if the trading price per $1,000 principal amount of 2027 Notes during such period falls below 98% of the product of the last reported sale price per share of our common stock and the conversion rate; (iii) upon certain corporate events or distributions on our common stock outlined in the 2027 Indenture; (iv) upon our call for redemption of the 2027 Notes; and (v) from March 1, 2027, until the scheduled trading day immediately preceding the maturity date. During the three months ended September 30, 2025, the conditions allowing holders of the 2027 Notes to convert were not met. As a result, the 2027 Notes are not convertible as of September 30, 2025 at the option of the holders thereof.

The 2027 Notes are redeemable, in whole or in part (subject to the Partial Redemption Limitation), at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (ii) the trading day immediately before the date we may send such notice.

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Contractual interest expense	$4,259	$4,725	$13,710	$14,175
Amortization of debt issuance costs	804	851	2,367	2,406
Total interest expense recognized	$5,063	$5,576	$16,077	$16,581

The effective interest rate of the 2027 Notes was 4.2% as of September 30, 2025 and 2024. As of September 30, 2025, the unamortized debt issuance cost for the 2027 Notes was $1.6 million and will be amortized over approximately 1.8 years. During the nine months ended September 30, 2025, the conditions allowing holders of the 2027 Notes to convert were not met. As a result, the 2027 Notes are not convertible as of September 30, 2025.

2026 Notes

As of September 30, 2025, the 2026 Notes aggregate principal balance was $21.1 million. The 2026 Notes are senior unsecured obligations and bear interest at an annual rate of 4.0% per year, payable semi-annually on May 15 and December 15 of each year, beginning May 15, 2020. The 2026 Notes will mature on November 15, 2026, unless earlier repurchased or redeemed by us or converted at the option of the holders. We may redeem the 2026 Notes prior to the maturity date but we are not required to and no sinking fund is provided for the 2026 Notes. The 2026 Notes may be converted, under certain circumstances, based on an initial conversion rate of 94.7811 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $10.55 per share).

As of September 30, 2025, the holders of the 2026 Notes have the option to convert their 2026 Notes only in the following circumstances: (i) if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a 30-day period; (ii) within 5 consecutive business days following any 10 consecutive trading day period if the trading price per $1,000 principal amount of 2026 Notes during such period falls below 98% of the product of the last reported sale price per share of our common stock and the conversion rate; (iii) upon certain corporate events or distributions on our common stock outlined in the 2026 Indenture; (iv) upon our call for redemption of the 2026 Notes; and (v) from July 15, 2026, until the scheduled trading day immediately preceding the maturity date. During the three-month period ended September 30, 2025, the sale price condition was met. As a result, the 2026 Notes are convertible as of September 30, 2025 at the option of the holders thereof.

The 2026 Notes are redeemable by the Company, in whole or in part, at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (ii) the trading day immediately before the date we may send such notice.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Contractual interest expense	$211	$211	$633	$633
Amortization of debt issuance costs	32	29	87	84
Total interest expense recognized	$243	$240	$720	$717

The effective interest rate of the 2026 Notes was 4.6% as of September 30, 2025 and 2024. As of September 30, 2025, the unamortized debt issuance cost for the 2026 Notes was $0.1 million and will be amortized over approximately 1.1 years. The 2026 Notes are convertible at September 30, 2025 at the option of the holder.

Future minimum payments under the 2031 Notes, 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2031 Notes	2027 Notes	2026 Notes	Total
2025 remainder	$-	$—	$423	$423
2026	13,526	4,919	21,978	40,423
2027	13,125	145,448	—	158,573
2028	13,125	—	—	13,125
2029	13,125	—	—	13,125
Thereafter	776,250	—	—	776,250
Future minimum payments	829,151	150,367	22,401	1,001,919
Less: Interest	(79,151)	(9,838)	(1,268)	(90,257)
Convertible notes, principal amount	750,000	140,529	21,133	911,662
Less: Unamortized debt issuance costs on the convertible notes	(20,405)	(1,589)	(144)	(22,138)
Net carrying amount of the convertible notes	$729,595	$138,940	$20,989	$889,524

As of September 30, 2025, the estimated fair value of the 2031 Notes, 2027 Notes, and 2026 Notes was $854.4 million, $182.9 million and $110.2 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes.

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

As of September 30, 2025, the total authorized shares under the 2004 Plan available for grant was 6,394,601.

Total stock-based compensation expense was recorded in the condensed consolidated statements of operations and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Research and development	$15,138	$11,417	$40,358	$31,520
General and administrative	15,558	13,939	41,422	40,070
	$30,696	$25,356	$81,780	$71,590

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

The Company recognized expense for the PSUs of $0.8 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease year over year was due to our PDUFA target action date for NDA for aficamten in oHCM was extended to December 26, 2025. This resulted in a revision of the PSU assumptions. As of September 30, 2025, there was $1.3 million of unamortized stock-based compensation related to the portion of PSUs vesting that is deemed probable. The Company will assess the probability of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

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

Controlled Equity Offering Sales Agreement

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of common stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of September 30, 2025, we have not sold any shares of common stock under the Open Market Sale AgreementSM with Jefferies LLC.

Note 9 — Commitments and Contingencies

Operating Leases

In July 2019, we entered into the Oyster Point Lease for office and laboratory space at a facility located in South San Francisco, California, and we entered into amendments to the Oyster Point Lease in 2020 through 2024. The Oyster Point Lease commenced on March 31, 2021 and has an expiration date of October 31, 2033.

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

In August 2025, we entered into a new operating lease for office space located in Zug, Switzerland (the "Zug Lease"). The lease has an initial term of approximately five years, with an option to extend for an additional five years that is not reasonably certain to be exercised as of the commencement date. Upon lease commencement in August 2025, the Company recognized a right-of-use asset and lease liability of approximately $2.6 million, using a discount rate of 9.0%.

Note 10 — Subsequent Event

In November 2024, we announced that FDA has accepted our NDA for aficamten. This entitled us to draw $100.0 million under tranche 5 at any time prior to November 25, 2025. In October 2025, RPI disbursed $100.0 million under tranche 5 of the RP Multi Tranche Loan agreement.

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

HCM is the most common monogenic inherited cardiovascular disorder, with well over 300,000 patients diagnosed in the U.S. However, there are an estimated 400,000-800,000 additional patients who remain undiagnosed. The diagnosis rate for oHCM is growing at approximately the same rate as the population, while the diagnosis rate for nHCM has been increasing with recent year over year growth estimated to be in the low double digits. Approximately half of patients with HCM have oHCM, in which the thickening of the cardiac muscle leads to left ventricular outflow tract (LVOT) obstruction, while the remaining 50% have nHCM, in which blood flow is not impacted, but the heart muscle is still thickened. HCM is fairly evenly split across gender and while patients are typically diagnosed in their early 40s, the average age of an oHCM patient is in the early 60s. People with HCM are at high risk of also developing cardiovascular complications including atrial fibrillation, stroke and mitral valve disease. People with HCM are at risk for potentially fatal ventricular arrhythmias and it is one of the leading causes of sudden cardiac death in younger people or athletes. A subset of patients with HCM are at high risk of progressive disease leading to dilated cardiomyopathy and heart failure necessitating cardiac transplantation.

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

Following the positive results of SEQUOIA-HCM, we submitted an NDA for the treatment of oHCM. The FDA accepted and filed the NDA and assigned the NDA a standard review with a PDUFA target action date of September 26, 2025. In March 2025, we completed a mid-cycle review meeting with the FDA in connection with our NDA for aficamten in oHCM, whereupon the FDA indicated that it does not plan to convene an Advisory Committee meeting to review the NDA for aficamten. On April 29, 2025, FDA informed us that our PDUFA target action date for NDA for aficamten in oHCM had been extended to December 26, 2025 in order to permit FDA additional time to conduct a full review of our proposed REMS for aficamten. Following pre-NDA discussions with FDA in which safety and risk mitigation were discussed, we submitted the NDA for aficamten in oHCM without an accompanying REMS, and the FDA accepted the NDA for filing. During the NDA review, the FDA requested that we submit a REMS, based on the inherent characteristics of aficamten, which the company provided. The submission of a REMS has now been determined by FDA to be a Major Amendment to the NDA resulting in a standard three-month extension to the original PDUFA action date. No additional clinical data or studies have been requested of us by FDA to date. Additionally, in September 2025, we participated in a Late Cycle Meeting with the FDA with respect to the NDA for aficamten in oHCM. In that meeting, we discussed our proposed REMS program, including ETASU, and anticipated post-marketing requirements with respect to aficamten. The PDUFA target action date for the NDA for aficamten remains December 26, 2025.

Additionally, we submitted an MAA for aficamten for the treatment of oHCM to the EMA which has validated the MAA. The MAA is now under review by the EMA's Committee for Medicinal Products for Human Use. During the second quarter of 2025, we received the Day 120 List of Questions from the EMA and subsequently submitted our responses in the third quarter of 2025.

Aficamten was also evaluated in MAPLE-HCM, a Phase 3 radomized, double blind, active-comparator clinical trial of aficamten as monotherapy compared to metoprolol as a monotherapy in patients with obstructive HCM. In May 2025, the company announced positive topline results from MAPLE-HCM and in August 2025 the company presented the primary results of MAPLE-HCM at the European Society of Cardiology Congress 2025. The primary endpoint in MAPLE-HCM was the mean change from baseline in pVO2 for aficamten compared to metoprolol after 24 weeks of treatment. MAPLE-HCM met its primary endpoint, demonstrating a statistically significant improvement in peak oxygen uptake (pVO2) from baseline to Week 24 for aficamten compared to metoprolol. For aficamten, the mean change in pVO2 from baseline to Week 24 was +1.1 mL/kg/min (95% CI 0.5 to 1.7) and for metoprolol was -1.2 mL/kg/min (95% CI -1.7 to -0.8). The primary endpoint was statistically significant with a least-squares mean (LSM) difference between groups of 2.3 mL/kg/min (95% CI 1.5 to 3.1; p<0.0001). The effect of aficamten on pVO2 was consistent across all prespecified subgroups in the trial, including in patients who were newly diagnosed or treatment naïve. The results of MAPLE-HCM also showed the superiority of aficamten to metoprolol in five of six secondary endpoints, all of which were evaluated at 24 weeks compared to baseline. Aficamten substantially improved functional class and reduced patient symptom burden. For patients treated with aficamten, 51% had an improvement of one or more functional class in New York Heart Association (NYHA) Functional Class compared to 26% receiving metoprolol (p<0.001). There was also a significant improvement observed in Kansas City Cardiomyopathy Questionnaire Clinical Summary Score (KCCQ-CSS) (LSM difference = 6.9 points; p<0.01). Relative to metoprolol, aficamten significantly improved resting left ventricular outflow tract gradient (LVOT-G) (LSM difference = -30 mmHg; p<0.0001) and Valsalva LVOT-G (LSM difference = -35 mmHg; p<0.0001), with a modest reduction in left ventricular ejection fraction (LVEF) (LSM difference = -4%; p<0.0001), and only 1 (1.1%) patient experiencing LVEF <50% per core laboratory. Despite demonstrating on-target hemodynamic effects of lowering heart rate and systolic blood pressure, metoprolol did not improve LVOT-G. Compared to metoprolol, aficamten was associated with an 81% reduction in NT-proBNP, a biomarker of cardiac wall stress (p<0.0001), and a significant improvement in left atrial volume index (LAVI) (LSM difference = 7.0 ml/m2; p<0.0001) consistent with an improvement in diastolic dysfunction. There was no difference observed between aficamten and metoprolol on the secondary endpoint of left ventricular mass index (LVMI) (p=0.16). Overall, the rate of adverse events was similar between groups. Aficamten was down-titrated in four patients (4.5%), three due to site-read LVEF <50% and one due to an adverse event of dizziness, while metoprolol was down-titrated in 26 patients (29.9%) due to low systolic blood pressure, low heart rate or other AEs. One patient receiving aficamten, a 69-year-old woman with multiple co-morbidities, developed a viral illness and subsequently died. Three patients receiving metoprolol terminated treatment due to adverse events. At least one treatment-emergent adverse event was reported by 65 (73.9%) and 66 (75.9%) patients treated with aficamten and metoprolol, respectively. The most common AE reported in excess (>5%) of the comparator was hypertension for aficamten (9 [10.2%] patients compared to 2 [2.3%] patients on metoprolol) and dizziness for metoprolol (15 [17.2%] patients compared to 5 [5.7%] patients on aficamten).

Aficamten continues to be evaluated in ACACIA-HCM, a Phase 3 clinical trial of aficamten in patients with non-obstructive HCM; CEDAR-HCM, a clinical trial of aficamten in a pediatric population with obstructive HCM; and FOREST-HCM, an open-label extension clinical study of aficamten in patients with HCM.

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

Ulacamten (f/k/a CK-586)

Ulacamten is a novel, selective, oral, small molecule cardiac myosin inhibitor designed to reduce the hypercontractility associated with heart failure with preserved ejection fraction, or HFpEF. Approximately half of the estimated 6.7 million patients in the United States with heart failure have HFpEF, and the prevalence of HFpEF is increasing. A subset of HFpEF patients with hypercontractility, ventricular hypertrophy, elevated biomarkers and symptoms of heart failure may benefit from treatment with a cardiac sarcomere inhibitor. Approximately 75% of patients with HFpEF will die within five years of initial hospitalization, and 84% will be re-hospitalized. Despite broad use of standard treatments and advances in care, the prognosis for patients with heart failure is poor.

In preclinical models, ulacamten reduced cardiac hypercontractility by decreasing the number of active myosin cross-bridges during cardiac contraction thereby reducing the contractile force, without effect on calcium transients. Ulacamten selectively inhibits the ATPase of intact cardiac myosin but does not inhibit the ATPase of subfragment-1 of myosin (S1) as does aficamten, a cardiac myosin inhibitor also developed by the Company. Unlike aficamten, the inhibitory effect of ulacamten requires the presence of the regulatory light chain (RLC) of myosin in the context of the intact myosin dimer (heavy meromyosin or HMM). In engineered human HCM heart tissues, ulacamten demonstrated a shallow force-concentration response and improved lusitropy. Lending support for investigating this mechanism of action in HFpEF, a subset of patients with HFpEF resemble patients with non-obstructive hypertrophic cardiomyopathy (HCM) in that those patients have higher ejection fractions, thickened walls of their heart, elevated biomarkers, and symptoms of heart failure. Data from a Phase 2 clinical trial of aficamten in patients with non-obstructive HCM show that aficamten was well tolerated, improved patient reported outcomes (Kansas City Cardiomyopathy Questionnaire (KCCQ) and New York Heart Association (NYHA) Functional Class) and biomarkers, measures that are also relevant to HFpEF.

Phase 1 Trial Results

We conducted a Phase 1 double-blind randomized, placebo-controlled, multi-part single and multiple ascending dose clinical study with the goal of evaluating the safety, tolerability and PK of ulacamten when administered orally as single or multiple doses to healthy participants. The primary objective of this Phase 1 double-blind randomized, placebo-controlled, single and multiple ascending dose clinical study was to evaluate the safety, tolerability and PK of ulacamten when administered orally to healthy participants. The study design included seven single ascending dose cohorts (10 mg to 600 mg) comprised of 10 participants each, and two multiple-dose cohorts (100 and 200 mg once daily) comprised of 10 participants each. This study data demonstrated that ulacamten was safe and well tolerated in healthy participants. No serious adverse events were observed and the stopping criteria for the study were not met. The half-life of ulacamten was observed to be in the range of 14 to 17 hours. ulacamten demonstrated dose-linearity without a change in half-life over a wide range of exposures, with a steady-state appearing evident within seven days of dosing. Left ventricular ejection fraction and left ventricular fractional shortening decreased from baseline in an exposure-dependent manner, and the pharmacokinetic/pharmacodynamic relationship appeared shallow and predictable. At the highest single dose of 600 mg, the mean decrease in LVEF was <5%. These results demonstrate pharmacologic properties that may enable once-daily fixed-dose administration in the future.

AMBER-HFpEF

In the fourth quarter of 2024, we announced the design of AMBER-HFpEF (Assessment of Ulacamten in a Multi-Center, Blinded Evaluation of Safety and Tolerability Results in HFpEF), a Phase 2 randomized, placebo-controlled, double-blind, multi-center, dose-finding clinical trial in patients with symptomatic HFpEF with left ventricular ejection fraction ≥ 60%. The primary objective is to evaluate the safety and tolerability profile of ulacamten compared to placebo. The secondary objectives include assessing the effect of ulacamten on LVEF and NT-proBNP, its pharmacokinetics, and its pharmacokinetic/pharmacodynamic relationship. AMBER-HFpEF is currently enrolling patients.

Royalty Pharma Revenue Interest

In the second quarter of 2024, we entered into a Revenue Participation Right Purchase agreement, which we refer to as the RP Ulacamten RPA, with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from worldwide net sales of ulacamten by us, our affiliates or licensees. Under the RP Ulacamten RPA, in consideration of an up-front $50 million payment, RPI ICAV purchased a revenue interest entitling it to 1.0% of our annual worldwide net sales of ulacamten. In addition, following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in heart failure with preserved ejection fraction in humans for ulacamten, RPI ICAV, at its sole discretion, has the right to purchase an additional revenue interest which if exercised would entitle it to an additional 3.5% of our annual worldwide net sales of ulacamten in consideration of a payment equal to 50.0% of our future research and development costs of a Phase 3 trial of ulacamten up to a maximum of $150 million.

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

In the fourth quarter of 2024, we announced that the first participants have been dosed in a Phase 1 randomized, double-blind, placebo-controlled, multi-part, single and multiple ascending dose clinical study of CK-089 in healthy human participants. CK-089 is a fast skeletal muscle troponin activator with potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-089 when administered orally as single or multiple doses to healthy participants. The study design includes single ascending dose cohorts and multiple-dose ascending cohorts comprised of 10 participants each. Our clinical development program for CK-089 is subject to a partial clinical hold from FDA that limits our ability to dose patients at doses anticipated to result in plasma exposures higher than certain levels, which may limit the ability of our Phase 1 trial to identify a therapeutic dose for CK-089. We conducted a Phase 1 evaluation and we are in ongoing discussions with regulatory authorities to inform next steps.

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

Liquidity and Capital Resources

Our cash, cash equivalents, and investments and a summary of our borrowings and working capital as of September 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Financial assets:
Cash and cash equivalents	$225,467	$94,857
Short-term investments	737,068	981,157
Long-term investments	288,817	145,055
Total cash, cash equivalents, and marketable securities	$1,251,352	$1,221,069
Borrowings:
Term loans, net	$176,027	$104,747
RP OM Loan	136,500	123,000
2026 Notes, net	20,989	20,903
2027 Notes, net	138,940	531,467
2031 Notes, net	729,595	—
Total borrowings	$1,202,051	$780,117
Working capital:
Current assets	$977,349	$1,107,940
Current liabilities	142,144	179,674
Working capital	$835,205	$928,266

The following table shows a summary of our cash flows for the periods set forth below (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(367,358)	$(330,320)
Net cash provided by (used in) investing activities	87,858	(663,960)
Net cash provided by financing activities	413,753	928,227
Net increase (decrease) in cash, cash equivalents, and restricted cash	$134,253	$(66,053)

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

Cash Flows Used in Operating Activities

Net cash used in operating activities of $367.4 million and $330.3 million in the nine months ended September 30, 2025 and 2024, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support research and development as well as commercial readiness. Net loss for the nine months ended September 30, 2025 and 2024 included, among other items: non-cash stock-based compensation, non-cash interest expense on liabilities related to revenue participation right purchase agreements, non-cash interest expense related to debt, and/or non-cash changes in fair values related to derivative liabilities and liabilities related to RPI Transaction and the debt conversion expense due to 2027 Note repurchase.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities of $87.9 million in the nine months ended September 30, 2025 was primarily due to maturities of investments offset by purchases of investments and property, plant and equipment.

Net cash used in investing activities of $664.0 million in the nine months ended September 30, 2024 was primarily due to purchases of investments offset by maturities of investments.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities of $413.8 million in the nine months ended September 30, 2025 was primarily attributable to the issuance of the 2031 Notes of $750 million, $75.0 million in proceeds from the drawing on Tranche 4 of the RP Multi Tranche Term Loan and net proceeds from stock-based award activities offset with the 2031 debt issuance costs of $20.4 million and the exchange of approximately $400.2 million of 2027 Notes.

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

2024 Royalty Pharma Transactions

In May 2024, we entered into a series of financing agreements with affiliates of Royalty Pharma, including the RP OM Loan Agreement, the RP Ulacamten RPA, the 2022 RP Multi Tranche Loan Agreement Amendment, the RP Aficamten RPA Amendment, and the RP Stock Purchase Agreement for a private placement of common stock concurrent with our underwritten public offering of common stock.

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

Pursuant to the RP Ulacamten RPA, RPI ICAV purchased rights to up to 4.5% of worldwide net sales of ulacamten by us, our affiliates or licensees, in exchange for up to $200 million in consideration, $50 million of which was paid upfront and, following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in HFpEF for ulacamten, at RPI ICAV’s sole discretion, up to in aggregate $150 million to fund 50.0% of the research and development cost of ulacamten. The initial $50 million paid to us entitles RPI ICAV to 1% of worldwide net sales of ulacamten by us, our affiliates, or licenses. We will not know for certain whether any additional funding under the RP Ulacamten RPA will be available to us until the conclusion of AMBER-HFpEF, the results of the trial are known, and RPI ICAV has decided to exercise its option to purchase an incremental 3.5% revenue interest on our future annual worldwide net sales of ulacamten or not.

2022 Royalty Pharma Transactions

In January 2022, we entered into a series of financing agreements with affiliates of Royalty Pharma, including the RP Multi Tranche Loan Agreement, and the RP Aficamten RPA.

Under the RP Multi Tranche Loan Agreement, we have drawn $175 million as of September 30, 2025 and an additional $275 million remains available to us for disbursement as long-term debt, subject to satisfaction of certain conditions. In November 2024, we announced that FDA has accepted our NDA for aficamten. This entitled us to draw $100.0 million under tranche 5 at any time prior to November 25, 2025. As a subsequent event, in October 2025, $100.0 million was disbursed to us under tranche 5 of the RP Multi Tranche Loan agreement. The remaining $175 million tranche 7 loan is subject to conditions related to the approval of our NDA for aficamten in patients with oHCM on or prior to December 31, 2025. We expect to draw all available loans under the RP Multi Tranche Loan Agreement unless we are able to meet our financing requirements through more favorable funding sources. If, for any reason, we are unable to satisfy the conditions for disbursement of the remaining $175 million in available loans under the RP Multi Tranche Loan Agreement, we would need to seek alternative debt or equity financing.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 22.1% as of September 30, 2025 and 24.4% as of September 30, 2024.

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, we recorded an debt conversion expense of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms.

On September 19, 2025, we issued $750.0 million aggregate principal amount of 2031 Notes and used approximately $402.5 million of the net proceeds from the offering of 2031 Notes and issued 2,168,806 shares of common stock to repurchase approximately $399.5 million aggregate principal amount of the 2027 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2027 Notes concurrently with the pricing of the offering of the 2031 Notes. This resulted in recording debt conversion expense in the third quarter of 2025 of $121.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2027 Notes under the original terms.

As of September 30, 2025, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding, $140.5 million of aggregate principal amount of 2027 Notes outstanding, and $750.0 million of aggregate principal amount of 2031 Notes outstanding. The 2026 Notes and the 2027 Notes are redeemable, in whole or in part (subject to the Partial Redemption Limitation, in the case of the 2027 Notes), at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the applicable maturity date, at a cash redemption price equal to the principal amount of the relevant Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for the relevant notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice. On or after October 6, 2028, the 2031 Notes will be redeemable, in whole or in part (subject to the Partial Redemption Limitation), at our option at any time and from time to time, and, in the case of any partial redemption, on or before the 40th scheduled trading day before the maturity date for the 2031 Notes, at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the 2031 Notes are also freely tradable and all accrued and unpaid additional interest, if any, has been paid in full, as of the first interest payment date occurring on or before such redemption notice date, and the last reported sale price per share of our common stock exceeds 130% of the conversion price for the 2031 Notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice.

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

Japan Out-license for Aficamten

In November 2024, we entered into a license and collaboration agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, pursuant to which we granted to Bayer an exclusive license to develop and commercialize aficamten in Japan, subject to certain reserved development rights. Under the terms of the Bayer License Agreement, we received an up-front payment of €50.0 million (equivalent to $52.4 million at the time of payment) which was recorded as deferred revenue at December 31, 2024 and was recognized during the nine months ended September 30, 2025 upon completion of certain performance technology transfer obligations. Based on the agreement signed in November 2024, we may be eligible to receive from Bayer future milestone payments totaling up to €90 million upon achievement of development and commercial milestones. We recognized revenue associated with two clinical milestones totaling €10 million (equivalent to $11.8 million) during the nine months ended September 30, 2025. We may also be eligible to receive up to an additional €80 million through commercial launch and an additional €490 million in commercial milestone payments upon the achievement by Bayer of certain sales milestones and tiered royalties on the net sales of pharmaceutical products containing aficamten in Japan ranging from the high teens to the low thirty percents, subject to certain reductions for generic competition, expiration of certain patents and payments for licenses to third-party patents, until the latest of the expiration of certain patents, the expiration of regulatory exclusivity for the Product in Japan, and the end of a minimum specified term.

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

Cantor sold the Common Stock by a method that was deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or any other trading market for our common stock. Cantor will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cantor a commission of up to 3.0% of the aggregate gross sales proceeds of any common stock sold through Cantor under the Amended ATM Facility, and also have provided Cantor with customary indemnification rights. In 2023, we issued 5,016,170 shares of our common stock for net proceeds of $164.2 million under the Amended ATM Facility.

We exercised our rights to terminate the Amended ATM Facility with Cantor in February 2025.

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of common stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of September 30, 2025, we have not sold any shares of common stock under the Open Market Sale AgreementSM with Jefferies LLC.

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

In future periods, we also expect to incur substantial costs as we continue to expand our research programs and related research and development activities, including for the conduct of our on-going clinical trials for aficamten, omecamtiv mecarbil, ulacamten and CK-089. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection to clinical development, and we expect to file investigational new drug applications. Cytokinetics and multiple third-party contract development manufacturing organizations entered into various scopes of work with respect to the manufacturing of aficamten.

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

We have incurred an accumulated deficit of approximately $3.3 billion since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs. The earliest we might reasonably expect to commence commercial sales and record revenues is following the PDUFA target action date of December 26, 2025 for the NDA for aficamten in oHCM. However, there is no guarantee that the FDA’s approval will happen in 2025 or at all, including as a result of recent reductions in the FDA’s workforce. See “Disruptions at FDA, including due to a reduction in FDA’s workforce and/or inadequate funding for FDA, could prevent FDA from performing normal functions on which our business relies, which could negatively impact our business” in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Therefore, our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms, including as a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and potential future bank failures in the United States. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Revenues for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	Increase	September 30, 2025	September 30, 2024	Increase
Collaboration revenues	$1,936	$463	$1,473	$5,931	$1,547	$4,384
License and milestone revenues	—	—	—	64,353	—	64,353
Total revenues	$1,936	$463	$1,473	$70,284	$1,547	$68,737

Collaboration revenues for the three and nine months ended September 30, 2025 were primarily from Bayer under the Bayer License Agreement related to certain research and development cost reimbursements. License and milestone revenues for the three and nine months ended September 30, 2025 were primarily from Bayer related to the successful completion of the technology transfer totaling $52.4 million and certain clinical milestone achievements totaling $11.8 million.

In November 2024, we entered into a license and collaboration agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, pursuant to which we granted to Bayer an exclusive license to develop and commercialize aficamten in Japan, subject to certain reserved development rights. Under the terms of the Bayer License Agreement, we received an up-front payment of €50.0 million which was initially deferred at December 31, 2024 and was recognized in the three months ended June 30, 2025 upon completion of certain technology transfer performance obligations.

As of September 30, 2025, the receivables balance is primarily comprised of $1.4 million related to Bayer.

Research and Development Expenses

We incur research and development expenses associated with both partnered and our own research activities, which we finance from our own cash-on-hand, financing arrangements with third parties, and reimbursement from our collaboration partners.

Research and development expenses for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	Increase (Decrease)	September 30, 2025	September 30, 2024	Increase
External costs:
Aficamten	$22,922	$23,022	$(100)	$81,860	$67,177	$14,683
Omecamtiv Mecarbil	5,264	2,318	2,946	12,828	8,998	3,830
Other programs	3,319	2,707	612	9,717	8,596	1,121
Unallocated	9,068	9,067	1	38,621	26,135	12,486
Total external costs	40,573	37,114	3,459	143,026	110,906	32,120
Internal costs:
Employee related	44,324	34,386	9,938	125,460	98,320	27,140
Facilities, lab supplies and other	14,336	13,112	1,224	43,142	36,553	6,589
Total internal costs	58,660	47,498	11,162	168,602	134,873	33,729
Total research and development expenses	$99,233	$84,612	$14,621	$311,628	$245,779	$65,849

Research and development expenses for the three and nine months ended September 30, 2025 increased by $14.6 million and $65.8 million from the three and nine months ended September 30, 2024, respectively, primarily due to advancing our clinical trials, higher personnel related costs and medical affairs related activities.

We continue to develop aficamten to treat both oHCM and nHCM in two additional clinical trials, as follows (i) ACACIA-HCM is a Phase 3 clinical trial for patients with symptomatic nHCM, and (ii) CEDAR-HCM, our placebo-controlled and open-label extension clinical trial to evaluate the efficacy, pharmacokinetics (PK) and safety of aficamten in a pediatric population with symptomatic oHCM. Additionally, we have FOREST-HCM which is an open label extension study designed to assess the long term safety and tolerability of aficamten in patients with HCM.

We continue to develop omecamtiv mecarbil in COMET-HF, a Phase 3 clinical trial of omecamtiv mecarbil in patients with symptomatic HFrEF with severely reduced ejection fraction. The intention of the $100 million RP OM Loan Agreement was to partially cover the costs of COMET-HF.

We recently announced our commencement of AMBER-HFpEF, a Phase 2 clinical trial of ulacamten in patients with symptomatic HFpEF, in which patient enrollment commenced in the first quarter of 2025. The $50 million in proceeds from the RP Ulacamten RPA are intended to offset expenses related to the conduct of AMBER-HFpEF. If the results of AMBER-HFpEF are supportive of continuing the development of ulacamten and commencing a Phase 3 clinical trial, Royalty Pharma has the option to cover potentially 50% of the continued development of ulacamten up to $150 million, subject to Royalty Pharma’s opt-in right to acquire an additional 3.5% revenue interest in our or our licensee’s future worldwide net sales of ulacamten.

We previously announced commencement of a Phase 1 single and multiple ascending dose clinical study of CK-089, a fast skeletal muscle troponin activator with the potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function, which has since been completed. Our clinical development program for CK-089 is subject to a partial clinical hold from FDA that limits our ability to dose patients at doses anticipated to result in plasma exposures higher than certain levels, which may limit the ability of our Phase 1 trial to identify a therapeutic dose for CK-089. We are in ongoing discussions with regulatory authorities to inform next steps in the development program.

We expect that research and development expenses will increase in 2025 relative to 2024 due to ongoing clinical trials of aficamten, COMET in HFrEF, AMBER HFpEF, manufacturing of drug product and raw materials for aficamten to enable a potential commercial launch and higher employee related costs.

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

General and administrative expenses for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	Increase	September 30, 2025	September 30, 2024	Increase
Total general and administrative expenses	$69,458	$56,652	$12,806	$192,548	$152,976	$39,572

General and administrative expenses for the three and nine months ended September 30, 2025 increased by $12.8 million and $39.6 million from the three and nine months ended September 30, 2024, respectively, primarily due to investments toward commercial readiness and higher personnel related costs, including stock-based compensation.

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

Interest Expense

Interest expense for the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	Increase (Decrease)	September 30, 2025	September 30, 2024	Increase (Decrease)
Term loans	$5,448	$3,065	$2,383	$13,818	$6,574	$7,244
2026 Notes	243	240	3	720	717	3
2027 Notes	5,063	5,576	(513)	16,077	16,581	(504)
2031 Notes	537	—	537	537	—	537
Other	62	47	15	153	4,891	(4,738)
Total interest expense	$11,353	$8,928	$2,425	$31,305	$28,763	$2,542

Term loan interest increased year over year due to drawing on Tranche 4 of the RP Multi Tranche Loan in April 2025 and only recording a partial quarter of interest expense in Q2 2024 related to drawing on Tranche 6 of the RP Multi Tranche Loan in late May 2024. In September 2025, we issued the 2031 Notes and used the net proceeds and common stock to partially repurchase the 2027 Notes. Interest expense for the three and nine months ended September 30, 2024 includes approximately $4.8 million of financing fees related to the 2024 RPI Transactions. The remaining components of interest expense were fairly consistent period over period for three and nine months ended September 30, 2025 and 2024.

In October 2025, $100.0 million was disbursed to us under tranche 5 of the RP Multi Tranche Loan agreement. We expect our interest expenses in 2025 to increase under the RP Multi Tranche Loan Agreement as we draw upon additional loans available to us thereunder.

Debt conversion expense:

As a result of the partial repurchase of the 2027 Notes in the third quarter of 2025, we recorded $121.2 million in debt conversion expense, consisting of the difference between the consideration paid to the holders pursuant to the exchange agreements and the if-converted value of the 2027 Notes under the original terms.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and the RP Aficamten RPA, respectively.

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid pursuant to RP Aficamten RPA over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded additional $33.3 million to the carrying value related to the RP Aficamten RPA Amendment entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 22.1% as of September 30, 2025 and 24.4% as of September 30, 2024. The decline in the imputed rate of interest is due to a continued refinement of our assumptions including market and patient dynamics.

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid pursuant to RP OM RPA over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability was approximately 0.1% as of September 30, 2025 and 0.1% as of September 30, 2024.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	Increase	September 30, 2025	September 30, 2024	Increase
RP OM Liability	$42	$42	$—	$124	$63	$61
RP Aficamten Liability	14,927	13,328	1,599	42,104	35,092	7,012
Total non-cash interest expense recognized	$14,969	$13,370	$1,599	$42,228	$35,155	$7,073

Interest and Other Income, net

Interest and other income, net for the three and nine months ended September 30, 2025 and 2024 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Change in fair value liabilities related to RPI transactions and derivative liabilities reflected on the Condensed Consolidated Statement of Operations.

The change in fair value liabilities related to the RPI transactions (RP OM Loan Agreement and Ulacamten RPA) and the derivative liabilities for the RP Multi Tranche Loan Agreement for the three and nine months ended September 30, 2025 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	Increase	September 30, 2025	September 30, 2024	Increase
Ulacamten RPA	$—	$(1,100)	$1,100	$—	$(1,100)	$1,100
RP OM Loan	(2,800)	(14,100)	11,300	(13,500)	(13,900)	400
RP Multi Tranche Loan Agreement Derivatives	700	700	—	3,300	100	3,200
Total change in fair value liabilities	$(2,100)	$(14,500)	$12,400	$(10,200)	$(14,900)	$4,700

The fair values of the liabilities related to RPI transactions (RP OM Loan Agreement and Ulacamten RPA) are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 11% to 17% as of September 30, 2025 and 2024), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and ulacamten have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the programs for omecamtiv mecarbil or ulacamten could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 11% to 12% for the three months ended September 30, 2025 and 11% to 13% for the three months ended September 30, 2024) and other factors. The Tranche 4 original derivative was settled when Tranche 4 was drawn upon and a new derivative was established which impacted the change by $1.9 million during the second quarter of 2025.

The total change in the estimated fair value liabilities for the three and nine months ended September 30, 2025 was primarily driven by changes in the discount rates used in the valuation of the 2024 RP OM Loan and the derivatives associated with the RP Multi Tranche Loan Agreement.

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our critical accounting policies and significant estimates in the nine months ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in "Item 7A —Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the following:

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2025, our cash and investments totaled $1.3 billion, comprising U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, a global portfolio of corporate debt, money market funds, and repurchase agreements backed by U.S. Treasury securities.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% increase in market interest rates would result in a decline in the value of our investments of approximately $6.0 million and $6.1 million as of September 30, 2025 and December 31, 2024, respectively.

In addition, we have elected the fair value option for certain liabilities. The fair value of the liabilities related to 2024 RP OM Loan Agreement, the RP Ulacamten RPA, and the derivatives of the RP Multi Tranche Loan Agreement will increase as market interest rates decrease. In addition, the fair value of the liabilities may fluctuate based upon changes in the Company’s credit rating. Changes in the interest rate environment and the credit rating of the Company could have an effect on our future earnings. For example, a hypothetical 1% decrease in the discount rates used to measure the 2024 RP OM Loan Agreement, the RP Ulacamten RPA, and the derivatives of the RP Multi Tranche Loan Agreement would result an increase in the fair value, and the recognition of a loss, of approximately $4.9 million as of September 30, 2025. During the three and nine months ended September 30, 2025, we recognized a loss on the change in the estimated fair value of liabilities of approximately $2.8 million and $13.5 million, respectively, primarily due to changes in the discount rates used to measure the 2024 RP OM Loan Agreement and the RP Ulacamten RPA. The discount rates ranged from 11% to 17% as of September 30, 2025 and 2024.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulatory approval of an NDA, NDA supplement or other marketing application for our drug candidates is never guaranteed. For example, our NDA for omecamtiv mecarbil for the treatment of HFrEF resulted in a complete response letter notwithstanding the fact that GALACTIC-HF met its primary efficacy endpoint. As an example of the NDA for omecamtiv mecarbil illustrates, while we have submitted an NDA to FDA and an MAA to EMA for aficamten, as well as corresponding applications in Canada and China, such marketing applications may not lead to any regulatory approvals, or may result in requirements to conduct additional clinical trials prior to any potential approvals, which would increase our development costs and delay or preclude any revenue from commercial sales of aficamten and/or our other drug candidates.

Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. For example, over the last several years, including for a period beginning October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, the current United States administration recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount, including by eliminating 3,500 employees from the FDA, and the size of the federal government. It is unclear how these executive actions or other potential actions by the current United States presidential administration or other parts of the United States federal government will impact the FDA or other regulatory authorities that oversee pharmaceutical products and product candidates. The reductions in the FDA’s workforce and budgetary pressures could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of any of our product candidates that are ultimately approved which could have a material adverse effect on our business. For example, the FDA recently accepted and filed our NDA for aficamten for the treatment of oHCM and assigned the NDA a standard review with a PDUFA target action date of September 26, 2025, which was subsequently extended to December 26, 2025 as a result of FDA considering our submission of a proposed REMS to be a major amendment to the NDA. If approval of this NDA is granted by the FDA, the approval may not happen on or prior to our current target PDUFA action date, including as a result of recent reductions in the FDA’s workforce, the current U.S. government shutdown or otherwise. Any delay in obtaining, or inability to obtain, regulatory approval of this NDA would delay or prevent commercialization of aficamten for the treatment of oHCM in the United States and could increase our costs. Delays in or failures to obtain approval of aficamten and/or our other drug candidates would increase our development costs and delay or preclude any revenue from commercial sales of such drug candidates, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Drug candidates that have similar mechanisms of actions to ours have been subject to clinical trials that have failed to meet their primary endpoints. For example, Camzyos® (mavacamten), a small molecule myosin inhibitor commercialized by Bristol-Myers Squibb Company has a similar mechanism of action to aficamten and failed to meet its dual primary endpoints in ODYSSEY-HCM, a Phase 3 clinical trial assessing its efficacy for the treatment of nHCM. Although such result is not dispositive on the eventual results of our clinical trial of aficamten in nHCM, ACACIA-HCM, the results of ODYSSEY-HCM may suggest that a myosin inhibitor is not effective for the treatment of nHCM notwithstanding the positive results in clinical trials of such drugs in oHCM.

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

Our potential market opportunity is based on a number of internal and third-party estimates and resources, including, without limitation, our estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties, which may be incorrect. Our estimated potential market opportunity for cardiac myosin inhibitors in HCM is based on the following assumptions: our understanding of the prevalence of HCM in the general population from published epidemiological studies and analysis of longitudinal claims data, the percentage split of diagnosed obstructive HCM and non-obstructive HCM patients derived from publications, market research and patient transaction databases, the percentage of available symptomatic patients not adequately managed by the current standard of care among diagnosed HCM patients, rates of patient compliance and persistence, based on patient transaction database and/or third-party market research. The conditions supporting our assumptions or estimates and the market data supporting these assumptions and estimates may change at any time or otherwise be inaccurate, thereby reducing the predictive accuracy of these underlying factors.

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

Patients in the United States and elsewhere generally rely on third‑party payors and/or governments to reimburse part or all of the costs associated with their prescription drugs. Accordingly, market acceptance of our products is dependent on the extent to which third‑party coverage and reimbursement is available from government health administration authorities (including in connection with government healthcare programs, such as Medicare and Medicaid in the United States), private healthcare insurers and other healthcare funding organizations. Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. Even if we obtain coverage for a given drug product, the timeframe from approval to coverage could be lengthy, inadequate, and/or the associated reimbursement rate may not be adequate to cover our costs, including research, development, intellectual property, manufacture, sale and distribution expenses, or may require co‑payments that patients find unacceptably high.

We currently have limited interactions and relationships with payors. Our ability to engage with US payors and secure coverage may improve as FDA review of our NDA advances. Over time, we anticipate our drugs will be adopted by our patients as indicated by their labels once they are approved by regulatory authorities. To achieve this adoption, our drugs will need to be widely reimbursed via medical exception or listed in formularies of major pharmacy benefit managers and payors in the U.S. These major pharmacy benefit managers and payors include Medicare, Medicaid, VA, DoD, TriCare, and commercial payors. The process to achieve coverage with pharmacy benefit managers and payors can be time consuming, is not guaranteed and if achieved can impact profitability given the level of rebates often required.

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

Any regulatory approvals that we or our partners receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or require potentially costly post-marketing follow-up studies or compliance with a REMS program that includes ETASU. For example, Camzyos® (mavacamten), a small molecule myosin inhibitor commercialized by Bristol-Myers Squibb Company has a similar mechanism of action to aficamten and is subject to a REMS with ETASU, an FDA imposed program designed to support the safe use of certain medications with serious safety concerns to help ensure the benefits of the medication outweigh its risks. The Camzyos® (mavacamten) REMS program requires, among other things, restrictions and qualifications on pharmacies that dispense the drug and certification, record-keeping, ongoing monitoring and patient counseling obligations on physicians who prescribe the drug. We expect aficamten to also be subject to a REMS program and have submitted a proposed REMS with ETASU that is based on the drug’s inherent characteristics. The requirements of a REMS program, particularly one that includes ETASU, may limit the commercial success of a drug due by making it more difficult and time consuming for physicians to prescribe the drug and for patients to obtain and subsequently use a drug. Since aficamten is a small molecule myosin inhibitor with a similar mechanism of action to Camzyos® (mavacamten), it is possible that FDA or other regulatory bodies may condition marketing approval of aficamten on the implementation of a similar REMS program to that of Camzyos® (mavacamten). The commercial success of aficamten will be highly dependent on differentiation of aficamten from Camzyos®. We believe the commercial prospects of aficamten are highly dependent on whether FDA approves aficamten with a label and REMS that are less challenging to prescribers and patients than the REMS applicable to Camzyos®.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Convertible Notes, the RP Multi Tranche Loan Agreement and the RP OM Loan Agreement.

As of September 30, 2025 and December 31, 2024 we had $1.2 billion and $0.7 billion of debt recorded on the balance sheet comprised of the RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, and the Convertible Notes, respectively.

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

Covenants in the RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, the RP Ulacamten RPA, the RP Aficamten RPA, the RP OM RPA, and the indentures related to our Convertible Notes restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.

The RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, the RP Ulacamten RPA, the RP Aficamten RPA, the RP OM RPA, and the indentures related to the Convertible Notes require that we comply with certain covenants, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, the RP Ulacamten RPA, the RP Aficamten RPA and the RP OM RPA contain certain covenants applicable to us, including among other things, development and commercialization diligence obligations in connection to aficamten, omecamtiv mecarbil and ulacamten and reporting obligations, which could also restrict our business and operations, particularly in connection to our development and commercialization of aficamten, omecamtiv mecarbil and ulacamten.

Our failure to comply with any of the covenants could result in a default under the RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, the RP Ulacamten RPA, the RP Aficamten RPA, the RP OM RPA, or the indentures related to the Convertible Notes, which could permit the counterparties to declare all or part of any outstanding borrowings or other payment obligations to be immediately due and payable and/or enforce any outstanding liens against our assets.

We have no rights to repurchase the revenue interests in aficamten, omecamtiv mecarbil, or ulacamten (other than, in respect of ulacamten only, in connection with a change of control of Cytokinetics) sold to affiliates of Royalty Pharma, thereby limiting our ability to eliminate future applicability of the covenants contained in the RP Ulacamten RPA, the RP OM RPA and the RP Aficamten RPA, and although we have voluntary prepayment rights under the RP Multi Tranche Loan Agreement and the RP OM Loan Agreement, any voluntary prepayment rights under the RP Multi Tranche Loan Agreement require that we pay 190% of the principal amount of amounts disbursed to us as tranche 1, tranche 4, tranche 5, tranche 6, and tranche 7 loans and 200% for tranche 2 and tranche 3 loans, thereby making it potentially disadvantageous to voluntarily prepay RPDF prior to the final maturity date applicable to loans outstanding under the RP Multi Tranche Loan Agreement.

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

The RP Multi Tranche Loan Agreement makes available to us up to $525.0 million in loans ($75.0 million of which is no longer available to us as a result of conditions not having been satisfied), of which a $275.0 million in loans has been disbursed to us. Should we not satisfy the conditions for tranche 7, or in the event we fail to meet our obligations or default under the agreement, the actual amount of additional loan disbursements could be substantially less than the maximum amounts available thereunder.

Conversion of our outstanding Convertible Notes may result in the dilution of existing stockholders, create downward pressure on the price of our common stock, and restrict our ability to take advantage of future opportunities.

The Convertible Notes may be converted into cash and/or shares of our common stock (subject to our right or obligation to pay cash in lieu of all or a portion of such shares). If shares of our common stock are issued to the holders of the Convertible Notes upon conversion, there will be dilution to our stockholders’ equity and the market price of our shares may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale or potential sale of shares issuable upon conversion of the Convertible Notes could also encourage short sales by third parties, creating additional selling pressure on our stock. The existence of the Convertible Notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities.

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

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action, including most favored nation pricing, for example, and cannot predict the effect of any of such initiatives on our future financial results or the value of our common stock.

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

Judah Seidman, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. Cytokinetics, Incorporated and Robert I. Blum, Civil Action No.: 3:25-cv-07923

On September 17, 2025, a stockholder class action lawsuit was filed against the Company and its chief executive officer in the United States District Court for the Northern District of California alleging violations of under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Action”). The Action was purportedly filed on behalf of a class consisting of all investors who purchased or otherwise acquired our common stock between December 27, 2023 and May 6, 2025. The Action generally alleges that the Company made materially false and misleading statements regarding the timeline for the NDA regulatory approval process for aficamten and seeks unspecified damages, legal fees, and costs. Specifically, the complaint alleges that the Company publicly represented that it expected approval from the FDA for its NDA for aficamten in the second half of 2025 and failed to disclose material risks related to the timing of that approval related to the Company’s decision to omit a REMS for aficamten in the NDA. The deadline for potential lead plaintiff applicants to file a motion for lead plaintiff is November 17, 2025. We expect an amended complaint to be filed following the appointment of lead plaintiff. We intend to vigorously defend against the action.

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

The following directors and officers adopted into or terminated a Rule 10b5-1 trading arrangement during the second quarter of 2025:

•
Andrew Callos – Mr. Callos terminated an existing 10b5-1 trading arrangement, which had been adopted on December 12, 2024, on September 2, 2025. Mr. Callos adopted a new Rule 10b5-1 trading arrangement on September 5, 2025 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Callos Plan”). The Callos Plan provides for the sale of up to 219,833 shares of our common stock at pre-specified dates during the term of the plan. The Callos Plan will terminate on the earlier of (x) December 1, 2026 and (y) the sale of all securities that are subject to the plan.
•
John T. Henderson – Dr. Henderson adopted a Rule 10b5-1 trading arrangement on September 2, 2025 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Henderson Plan”). The Henderson Plan provides for the sale of up to 28,750 shares of our common stock. The Henderson Plan will terminate on the earlier of (x) May 18, 2026 and (y) the sale of all securities that are subject to the plan.
•
B. Lynne Parshall – Ms. Parshall adopted a Rule 10b5-1 trading arrangement on August 20, 2025 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Parshall Plan”). The Parshall Plan provides for the sale of up to 20,000 shares of our common stock. The Parshall Plan will terminate on the earlier of (x) September 3, 2026 and (y) the sale of all securities that are subject to the plan.

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.		Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 3, 2023	3.5

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 7, 2025	3.6

3.7	Amended and Restated Bylaws	8-K	000-50633	February 17, 2023	3.1

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Notes due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Indenture, dated as of September 19, 2025, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 1.75% Convertible Senior Notes due 2031)	8-K	000-50633	September 22, 2025	4.1

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)					X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2025	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sung H. Lee
Sung H. Lee
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)