Form 10-K
period 2025-12-31
CYTOKINETICS INC
filed 2026-02-26
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was $2.5 billion as of June 30, 2025.(A)

(A) Excludes 43.8 million shares of common stock held by directors and executive officers, and any stockholders known to us whose ownership exceeded ten percent of our common stock outstanding as of June 30, 2025. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 23, 2026, the number of shares outstanding of the Registrant’s common stock, par value $0.001 per share, was 123,162,807 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

YEAR ENDED DECEMBER 31, 2025

Glossary of Terms

Unless the context requires otherwise, references to “Cytokinetics,” “the Company,” “we,” “us” or “our” in this Form 10-K refer to Cytokinetics, Incorporated and its subsidiaries. References to “Notes” in this Form 10-K are to the Notes to the Consolidated Financial Statements in this Form 10-K. We also have used other specific terms in this Form 10-K, most of which are explained or defined below:

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
COURAGE-ALS	Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS
CRO	Contract Research Organization
CV	Cardiovascular
E.U. or EU	European Union
EMA	European Medicines Agency
ESPP	Employee Stock Purchase Plan
ETASU	Elements to assure safe use
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	U.S. Food and Drug Administration
Final Payment Amount

As defined in Part II, Item 7 (Management’s Discussion and Analysis of Financial Conditions and Results of Operations) of this Annual Report on Form 10-K – Sources and Uses of Cash, Royalty Pharma Transactions

FOREST-HCM	Five-Year, Open-Label, Research Evaluation of Sustained Treatment with Aficamten in HCM
Fundamental Change	As defined in the 2026 Indenture, 2027 Indenture, or 2031 Indenture, as applicable
GAAP	Generally Accepted Accounting Principles in the U.S.
GALACTIC-HF	Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure
GDPR	General Data Protection Regulation ((EU) 2016/679)
HCM	Hypertrophic cardiomyopathy
HFpEF	Heart failure with preserved ejection fraction
HFrEF	Heart failure with reduced ejection fraction
HHS	U.S. Department of Health and Human Services
HIPAA	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act
IND	Investigational New Drug
IRA	Inflation Reduction Act of 2022
KCCQ	Kansas City Cardiomyopathy Questionnaire
KCCQ-OSS	KCCQ Overall Summary Score
LVEF	Left ventricular ejection fraction
LVOT	Left ventricular outflow tract
LVOT-G	Left ventricular outflow tract gradient
MAA	Marketing Authorization Application
MAPLE-HCM	Metoprolol vs Aficamten in Patients with LVOT Obstruction on Exercise Endpoints Capacity in HCM
NDA	New Drug Application
nHCM	Non-obstructive HCM
NOLs	Net operating loss carryforward
NYHA	New York Heart Association
oHCM	Obstructive HCM
Oyster Point Lease	Lease, dated July 24, 2019, by and between Cytokinetics and KR Oyster Point 1, LLC, as amended
Partial Redemption Limitation	As defined in the 2027 Indenture and 2031 Indenture, as applicable
PSU	Performance Stock Unit

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

The information contained on our website, our Facebook, Instagram, YouTube and LinkedIn pages or our X (formerly Twitter) accounts, or any third-party website, is not incorporated by reference into this Form 10-K.

FORWARD LOOKING STATEMENTS

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, expectations, plans or intentions relating to clinical development, product candidates, the regulatory approval process, our commercialization efforts for MYQORZO, products and markets, and business trends and other information referred to under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “assume,” “believe,” “commitment,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” “seek” and similar expressions intended to identify forward-looking statements. We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results, outcomes, and the timing of events to differ materially from the results discussed in the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel muscle activators and muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. We have discovered and are developing muscle-directed investigational medicines that may potentially improve the healthspan of people with devastating cardiovascular and neuromuscular diseases of impaired muscle function. Our first commercial product is MYQORZO™ (aficamten), 5 mg, 10 mg, 15 mg, and 20 mg tablets, which the FDA approved in December 2025. MYQORZO is an allosteric and reversible inhibitor of cardiac myosin motor activity. The approval of MYQORZO included a risk evaluation and mitigation strategy (REMS) program to ensure the benefits of the drug outweigh the risk of heart failure due to systolic dysfunction. In patients with oHCM, myosin inhibition with MYQORZO reduces cardiac contractility and left ventricular outflow tract obstruction. MYQORZO became available for prescription to patients on or around January 27, 2026. In addition, in February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (New York Heart Association, NYHA, class II-III) oHCM in adult patients. Moreover, in December 2025, the China National Medical Products Administration approved MYQORZO for the treatment of adults with (New York Heart Association class II-III) oHCM, to improve exercise capacity and symptoms.

Behind MYQORZO, we are making disciplined pipeline investments in investigational products that are at discovery, preclinical and clinical stages of research and development. All our research and development activities relate to the biology of muscle function and have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. As a leader in muscle biology and the mechanics of muscle performance, we are discovering and developing small molecule drug candidates specifically engineered to impact muscle function and contractility with the objective of building a sustainable specialty biopharmaceutical business.

Our specific focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies and potentially positions us to identify or discover and develop and commercialize novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. We intend to leverage our experience in muscle contractility to expand our current pipeline and expect to identify additional potential drug candidates that may be suitable for clinical development and commercialization.

Corporate Strategy

We are discovering, developing and commercializing small molecule drugs and drug candidates specifically engineered to modulate muscle function to improve patient healthspan. With the approval of our first medicine, MYQORZO, we have transitioned into a fully-integrated specialty biopharmaceutical company.

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

The key components of our five-year corporate strategy are:

INNOVATION: Advance 2 product approvals across 3 indications and 10 novel molecular entities into our pipeline

Our myosin platform is the cornerstone of our innovation and the anchor of our portfolio of medicines and potential medicines is MYQORZO. MYQORZO was approved in December 2025 by the FDA for treatment of adults with symptomatic oHCM to improve functional capacity and symptoms and the China National Medical Products Administration for the treatment of adults with (New York Heart Association class II-III) oHCM to improve exercise capacity and symptoms. In February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (New York Heart Association, NYHA, class II-III) obstructive hypertrophic cardiomyopathy in adult patients. Over the next five years, based on our comprehensive clinical development program, we believe we may achieve regulatory approvals in other geographies for aficamten in oHCM, as well as regulatory approvals in multiple geographies for nHCM, subject to the results of ACACIA-HCM, our Phase 3 clinical trial evaluating the use of aficamten in patients with nHCM. Subject to the results of COMET-HF, we may also potentially achieve regulatory approvals for omecamtiv mecarbil for the treatment of symptomatic heart failure with severely reduced ejection fraction. We also intend to advance two earlier stage new chemical entities in clinical development programs: (i) ulacamten for the potential treatment of a subgroup of patients with symptomatic HFpEF with hypercontractility and ventricular hypertrophy and (ii) CK-089, which has potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function. Furthermore, we have the objective to bring additional new product candidates into clinical development through both internal research activities and by leveraging external collaborators, seeking complementary potential therapies to support our late-stage cardiovascular franchise and emerging neuromuscular pipeline.

IGNITION: Achieve broad access and rapid use of our medicines in 15 countries throughout North America and Europe

Given our focus on disease areas for which there are serious unmet medical needs, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as to disease-specific centers of excellence and cohorts of focused healthcare professionals, that may be addressed by targeted sales forces. In preparing for the commercialization of MYQORZO, we built a marketing, sales and sales distribution infrastructure in the U.S., and in light of the European Commission approving MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (New York Heart Association, NYHA, class II-III) obstructive hypertrophic cardiomyopathy in adult patients, we are also preparing for a commercial launch in Europe in 2026, initially in Germany, to be followed by other major European countries. In addition, we have entered into licensing agreements with Sanofi in China and Bayer in Japan and expect to establish additional licensing or distribution arrangements in other areas of the world to drive accessibility of our medicines to patients worldwide. Central to our commercialization strategy is having a clear understanding and expertise in navigating the regulatory and payer landscape in each geography along with market research and advanced analytics to inform positioning, messaging and value proposition development

IMPACT: Reach 100,000 patients globally with our medicines.

As we build our specialty cardiology franchise, beginning with the commercialization of MYQORZO, we are committed to targeting disease areas of high unmet need in which there are either limited treatment options or in which the available treatments do not address the underlying disease. We believe there are hundreds of thousands of patients who may benefit from clinically meaningful outcomes delivered by our science focused on the biology of muscle function, as measured by improvements in clinical, social and psychological aspects, including patients' overall quality of life.

INSPIRATION: Foster a patient-centric culture with an emphasis on equitable access

We consider patients as we advance research, clinical development and commercialization. By prioritizing systematic patient engagement, we foster a culture of empathy and collaboration, ensuring that the voice of the patient remains central to our decision-making process. In line with our patient-centric approach, we proactively seek to include patients from diverse populations in our clinical trials, representative of real-world experience, including a range of genders, ethnicities, socioeconomic status and backgrounds. In commercializing our first medicine, we aspire to provide equitable access for all patients regardless of gender, ethnicity or location and we are developing programs for patients and healthcare providers to facilitate access accordingly. These programs may include support to help understand and navigate insurance coverage and obtain financial assistance for eligible patients; comprehensive patient and office education and resources to help navigate the patient’s treatment journey, support to manage logistical challenges that prevent patients from starting and staying on therapy and behavioral and wellness tools and resources to support patient engagement and help manage adherence to treatment.

INGENUITY: Extend leadership in muscle deploying multiple therapeutic modalities

After expanding our discovery platform to include muscle mechanics, muscle metabolism, and muscle health and regeneration, we are seeking to expand our research modalities to better enable our programs to address more difficult-to-drug molecular targets. This diversification in modalities will allow us to interrogate areas adjacent to our expertise in small molecules, such as targeted protein degraders, oligonucleotides and tissue targeting. With these additional modalities in our R&D armamentarium, we expect to have the opportunity to investigate disease causing targets that lack enzymatic activities, require near complete inhibition for clinical efficacy or have adverse effects in non-target tissues. We believe we can expand into new modalities through a combination of building internal expertise and capabilities and through external collaborations with industry partners and academic institutions.

Building a Specialty Cardiology Franchise

We believe we are well positioned to build a specialty cardiology franchise anchored by MYQORZO and, later complemented by earlier stage drug candidates that have arisen from our research and leadership in muscle biology and the mechanics of contractility. We anticipate that MYQORZO, the first approved product in our business franchise, will help serve unmet needs in the growing oHCM market. In addition to the oHCM market, if results from ACACIA-HCM are positive and support filing for registration, aficamten may receive regulatory approval for the treatment of adult patients with symptomatic nHCM. We further believe that our pioneering research directed to the same biology and emerging pharmacology could result in an expansion of our business franchise with the development and potential approval of ulacamten for the treatment of a subset of patients with HFpEF whose hypercontractility resembles that of patients with nHCM, as well as the development and potential approval of omecamtiv mecarbil, a cardiac myosin activator, for the treatment of patients with symptomatic heart failure with severely reduced ejection fraction.

Our specialty cardiology franchise is focused on advancing MYQORZO and other potential medicines that can address the high unmet needs of patients primarily treated by a concentrated segment of cardiologists. Specifically, HCM is primarily diagnosed and treatment initiated by approximately 10,000 cardiologists in the U.S., including in both academic centers of excellence and targeted community settings. We aim to achieve commercial returns from our targeted specialty franchise business by deploying experienced sales representatives with established rapport with their potential customers and by coupling their selling activities with high-touch customer support services designed to support prescribers and patients alike.

Cytokinetics’ Marketed Product: MYQORZO™

MYQORZO™ (aficamten), is a novel, oral, small molecule cardiac myosin inhibitor that our scientists discovered for the treatment of symptomatic oHCM. MYQORZO was designed to reduce the hypercontractility associated with HCM. In preclinical models, MYQORZO reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. MYQORZO reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility.

HCM is the most common monogenic inherited cardiovascular disorder, with well over 300,000 patients diagnosed in the U.S. However, there are an estimated 400,000-800,000 additional patients who remain undiagnosed. The diagnosis rate for oHCM is growing at approximately the same rate as the population, while the diagnosis rate for nHCM has been increasing with recent year-over-year growth estimated to be in the low double digits. Estimates vary but we believe approximately half of patients with HCM have oHCM, in which the thickening of the cardiac muscle leads to LVOT obstruction, while the remaining HCM patients have nHCM, in which blood flow is not impacted, but the heart muscle is still thickened. HCM is fairly evenly split across gender and while patients are typically diagnosed in their early 40s, the average age of an oHCM patient is in the early 60s. People with HCM are at high risk of also developing cardiovascular complications, including atrial fibrillation, stroke and mitral valve disease. People with HCM are at risk for potentially fatal ventricular arrhythmias, and HCM is one of the leading causes of sudden cardiac death in younger people or athletes. A subset of patients with HCM are at high risk of progressive disease leading to dilated cardiomyopathy and heart failure necessitating cardiac transplantation.

In December 2025, the FDA approved MYQORZO, 5 mg, 10 mg, 15 mg, and 20 mg tablets for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms. MYQORZO is an allosteric and reversible inhibitor of cardiac myosin motor activity. The approval of MYQORZO included a risk evaluation and mitigation strategy (REMS) program to ensure the benefits of the drug outweigh the risk of heart failure due to systolic dysfunction. In addition, in February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (New York Heart Association, NYHA, class II-III) obstructive hypertrophic cardiomyopathy (oHCM) in adult patients. Moreover, in December 2025, the China National Medical Products Administration approved MYQORZO for the treatment of adults with (New York Heart Association class II-III) oHCM, to improve exercise capacity and symptoms.

We commenced commercial sales of MYQORZO in the United States in the first quarter of 2026 and expect to report our first commercial revenues in May 2026 in our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2026. Our market research supports our belief that MYQORZO will be highly competitive amongst cardiac myosin inhibitors, potentially eventually achieving a greater than 50% market share in the United States but also growing the cardiac myosin inhibitor category overall. We expect Sanofi to commence commercializing activities in China in 2026.

The commercial prospects for MYQORZO are based on three launch drivers: clinical evidence, our experience with HCPs and patients, and the approved label. Clinical evidence shows that treatment with MYQORZO in adult patients with symptomatic oHCM led to rapid and sustained reduction in obstruction and improvement in symptoms. Our experience with HCPs and patients informed our Cardiac Account Specialist (CAS) design, including its single point of contact and accountability for HCP's with our field sales organization and our bespoke patient support program, MYQORZO and You™..

We believe the MYQORZO prescribing information allows for flexibility to titrate as early as two weeks, with echo assessment within 2 to 8 weeks following dose initiation and any subsequent dose changes, and importantly, a patient's dose may be titrated as needed after each echo with no delay.

In the European Union, MYQORZO is approved for the treatment of symptomatic (New York Heart Association, NYHA, class II-III) oHCM in adult patients and anticipate commencing commercialization activities in Germany in the second quarter of 2026 to be followed by other major European countries. MYQORZO is approved in China for the treatment of adults with (New York Heart Association class II-III) oHCM, to improve exercise capacity and symptoms. We depend on Sanofi for commercialization of MYQORZO in China.

Finally, in January 2026 we submitted a supplemental NDA for MYQORZO to the FDA requesting to include the results of MAPLE-HCM, a Phase 3 randomized, double blind, active-comparator clinical trial of aficamten as monotherapy compared to metoprolol as a monotherapy in patients with obstructive HCM, in the label. Assuming a standard review period, we expect a potential approval of the supplemental NDA by the FDA in the fourth quarter of 2026.

Research and Development Programs

Our research and development activities related to muscle contractility include our cardiac muscle contractility programs and our skeletal muscle contractility programs. We also conduct research and development on novel treatments for disorders involving muscle function beyond muscle contractility.

Specialty Cardiology Programs

Our specialty cardiology program is focused on the cardiac sarcomere, the basic unit of muscle contraction in the heart. The cardiac sarcomere is a highly ordered cytoskeletal structure composed of cardiac myosin, actin and a set of regulatory proteins. Cardiac myosin is the cytoskeletal motor protein in the cardiac muscle cell. It is directly responsible for converting chemical energy into the mechanical force, resulting in cardiac muscle contraction. Our most advanced cardiac program, MYQORZO (aficamten), is based on the hypothesis that inhibitors of cardiac myosin may attenuate the hyperdynamic contraction resulting from pathologic mutations in the sarcomere that lead to hypertrophic cardiomyopathies. MYQORZO was approved in the U.S., Europe and China for the treatment of adults with symptomatic oHCM. We submitted a supplemental NDA to the FDA in January 2026 with the intent to include the results of MAPLE-HCM (a Phase 3 randomized, double blind, active-comparator clinical trial of aficamten as monotherapy compared to metoprolol as a monotherapy in patients with obstructive HCM) in the label. Finally, as described below, we are evaluating aficamten for the potential treatment of adults with symptomatic nHCM in ACACIA-HCM.

In addition, omecamtiv mecarbil is our late-stage clinical program directed to the hypothesis that activators of cardiac myosin may target the underlying deficit of cardiac contractility in heart failure with severely reduced ejection fraction and address certain adverse properties of existing positive inotropic agents. Omecamtiv mecarbil is a novel cardiac myosin activator that works by directly stimulating the activity of the cardiac myosin motor protein, without increasing the intracellular calcium concentration. This drug candidate accelerates the rate-limiting step of the myosin enzymatic cycle and shifts it in favor of the force-producing state. Rather than increasing the velocity of cardiac contraction, this mechanism lengthens the systolic ejection time, which results in increased cardiac function in a potentially more oxygen-efficient manner.

Aficamten

Aficamten is a novel, oral, small molecule cardiac myosin inhibitor that our scientists discovered for the treatment of HCM. Aficamten arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties. Aficamten was designed to reduce the hypercontractility associated with HCM. In preclinical models, aficamten reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. Aficamten reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility. This mechanism of action may be therapeutically effective in conditions characterized by excessive hypercontractility, such as HCM. The preclinical pharmacokinetics of aficamten were characterized, evaluated and optimized for potential rapid onset, ease of titration and rapid symptom relief.

The FDA granted aficamten orphan drug designation for the treatment of symptomatic HCM in 2021.

The development program for aficamten has assessed its potential as a treatment to improve exercise capacity and relieve symptoms in patients with oHCM. In addition, development work is ongoing to assess aficamten for its potential long-term effects on cardiac structure and function.

Aficamten was evaluated in SEQUOIA-HCM, a positive pivotal Phase 3 clinical trial in patients with symptomatic oHCM. The results from SEQUOIA-HCM showed that treatment with aficamten for 24 weeks significantly improved exercise capacity compared to placebo, increasing peak oxygen uptake (pVO2) by 1.8 ml/kg/min compared to baseline in patients treated with aficamten versus 0.0 ml/kg/min in patients treated with placebo (p=0.000002). This treatment effect was consistent across all pre-specified subgroups, including patients receiving beta blockers. Statistically significant and clinically meaningful improvements were also observed in all 10 prespecified secondary endpoints, with functional and symptomatic improvements occurring within two weeks of initiating treatment with aficamten and sustained throughout the treatment period. There were no instances of worsening heart failure and no treatment interruptions due to low LVEF. Treatment emergent serious adverse events occurred in 5.6% of patients on MYQORZO (aficamten) and 9.3% of patients on placebo. Core laboratory echocardiographic LVEF was observed to be <50% in 5 patients (3.5%) on MYQORZO compared to 1 patient (0.7%) on placebo. Hypertension (8% vs 2%) was the only adverse reaction occurring in >5% of patients and more commonly on MYQORZO than on placebo. MYQORZO-associated increases in blood pressure are consistent with relief of LVOT obstruction and improved cardiac output. MYQORZO has been approved in the United States, the European Union, and China and, in each case as a treatment for adults with symptomatic oHCM.

Aficamten was also evaluated in MAPLE-HCM, a Phase 3 randomized, double blind, active-comparator clinical trial of aficamten as monotherapy compared to metoprolol as a monotherapy in patients with obstructive HCM. In May 2025, the company announced positive topline results from MAPLE-HCM and in August 2025 the company presented the primary results of MAPLE-HCM at the European Society of Cardiology Congress 2025. The primary endpoint in MAPLE-HCM was the mean change from baseline in pVO2 for aficamten compared to metoprolol after 24 weeks of treatment. MAPLE-HCM met its primary endpoint, demonstrating a statistically significant improvement in peak oxygen uptake (pVO2) from baseline to Week 24 for aficamten compared to metoprolol. For aficamten, the mean change in pVO2 from baseline to Week 24 was +1.1 mL/kg/min (95% CI 0.5 to 1.7) and for metoprolol was ~~-~~ 1.2 mL/kg/min (95% CI -1.7 to -0.8). The primary endpoint was statistically significant with a least-squares mean (LSM) difference between groups of 2.3 mL/kg/min (95% CI 1.5 to 3.1; p<0.0001). Overall, the rate of adverse events was similar between groups. At least one treatment-emergent adverse event was reported by 65 (73.9%) and 66 (75.9%) patients treated with aficamten and metoprolol, respectively. One patient receiving aficamten, a 69-year-old woman with multiple co-morbidities, developed a viral illness and subsequently died. Three patients receiving metoprolol terminated treatment due to adverse events. At least one treatment-emergent adverse event was reported by 65 (73.9%) and 66 (75.9%) patients treated with aficamten and metoprolol, respectively. The most common AE reported in excess (>5%) of the comparator was hypertension for aficamten (9 [10.2%] patients compared to 2 [2.3%] patients on metoprolol).

Aficamten continues to be evaluated in ACACIA-HCM, a Phase 3 clinical trial of aficamten in patients with nHCM; CEDAR-HCM, a clinical trial of aficamten in a pediatric population with oHCM; and FOREST-HCM, an open-label extension clinical study of aficamten in patients with HCM. We expect to report additional clinical data supporting a potential label expansion for aficamten in nHCM in the second quarter of 2026. We also expect to report complete enrollment in the adolescent cohort of CEDAR-HCM in the fourth quarter of 2026.

Collaboration for Commercialization of Aficamten in Greater China

We are party to a license and collaboration agreement, pursuant to which we granted to Corxel an exclusive license to develop and commercialize drug products containing aficamten in China and Taiwan. In the fourth quarter of 2024, Genzyme Corporation, an affiliate of Sanofi, acquired Corxel's rights to develop and commercialize drug products containing aficamten in China and Taiwan.

The China National Medical Products Administration approved MYQORZO (aficamten) for the treatment of adults with (New York Heart Association class II-III) oHCM, to improve exercise capacity and symptoms.

Collaboration for Commercialization of Aficamten in Japan

We are party to a collaboration and license agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, for the exclusive development and commercialization of drug products containing aficamten in Japan, subject to certain reserved development rights of Cytokinetics to conduct ACACIA-HCM and CEDAR-HCM in Japan.

The first patient in Japan was dosed in ACACIA-HCM in the second quarter of 2025. The first patient was dosed in Bayer’s Phase 3 clinical trial in oHCM, CAMELLIA-HCM, in Japan in the third quarter of 2025.

Royalty Pharma Revenue Interest

We are party to a revenue interest agreement with RPI ICAV, the RP Aficamten RPA, pursuant to which RPI ICAV purchased rights to certain revenue streams from net sales of MYQORZO and any other future potential pharmaceutical products containing aficamten by us, our affiliates and our licensees. Pursuant to the terms of the RP Aficamten RPA, as amended, RPI ICAV is entitled to receive 4.5% of our worldwide annual net sales of MYQORZO and any other future potential products containing aficamten up to $5.0 billion and 1% of our annual net sales above $5.0 billion.

Omecamtiv mecarbil

We are developing omecamtiv mecarbil as a potential treatment across the continuum of care in heart failure with severely reduced ejection fraction both for use in the hospital setting and for use in the outpatient setting.

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

GALACTIC-HF

GALACTIC-HF is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil that was conducted by Amgen in collaboration with Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial was to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high-risk chronic heart failure and reduced ejection fraction.

The results of GALACTIC-HF showed a statistically significant effect of treatment with omecamtiv mecarbil to reduce risk of the primary composite endpoint of CV death or heart failure events (heart failure hospitalization and other urgent treatment for heart failure) compared to placebo in patients treated with standard of care after a median duration of follow up of 21.8 months. A first primary endpoint event occurred in 1,523 of 4,120 patients (37.0%) in the omecamtiv mecarbil group and in 1,607 of 4,112 patients (39.1%) in the placebo group (hazard ratio, 0.92; 95% confidence interval [CI] 0.86, 0.99; p=0.025). This effect was observed without evidence of an increase in the overall rates of myocardial ischemic events, ventricular arrhythmias or death from cardiovascular or all causes.

COMET-HF Informed by Results from Patient Subgroup in GALACTIC-HF

Since our release of the primary results of GALACTIC-HF, we have conducted and announced supplemental and subgroup analyses suggesting that certain biologically plausible subgroups of patients treated with omecamtiv mecarbil in GALACTIC-HF may have benefited more than the general patient population in the trial. Based on these and other promising subgroup analyses from GALACTIC-HF and the high unmet need in patients with heart failure with severely reduced ejection fraction, we are continuing the development program for omecamtiv mecarbil and conducting a confirmatory study in a patient population similar to the approximately 4,000 prespecified subgroup of patients with an LVEF <28% in GALACTIC-HF. Accordingly, in the fourth quarter of 2024, we commenced patient enrollment in COMET-HF (Confirmation of Omecamtiv Mecarbil Efficacy Trial in Heart Failure), a Phase 3 multi-center, double-blind, randomized, placebo-controlled trial to assess the efficacy and safety of omecamtiv mecarbil in patients with symptomatic HFrEF with severely reduced ejection fraction. The primary endpoint of COMET-HF is the time to first event in the primary composite endpoint of cardiovascular death, first heart failure event, LVAD implantation or cardiac transplantation, or stroke. COMET-HF is expected to enroll approximately 1,800 patients randomized on a 1:1 basis to receive omecamtiv mecarbil or placebo for up to 48 weeks.

Royalty Pharma Revenue Interest

In 2017, we entered into a Royalty Purchase Agreement, which we refer to as the RP OM RPA, with Royalty Pharma Development Funding, LLC, or RPFT, and amended the RP OM RPA on January 7, 2022. Pursuant to the RP OM RPA, as amended, RPFT has a revenue interest entitling it to up to 5.5% of our and our affiliates’ and licensees’ worldwide net sales of drug products containing omecamtiv mecarbil.

In the second quarter of 2024, we entered into the RP OM Loan Agreement with RPDF. Pursuant to the RP OM Loan Agreement, RDPF has a revenue interest entitling it to quarterly payments in an amount equal to 2.0% of the annual worldwide net sales of drug products containing omecamtiv mecarbil, subject to a minimum floor amount ranging from $5.0 million to $8.0 million during the first 18 calendar quarters commencing on the calendar quarter during which FDA approval for any drug product containing omecamtiv mecarbil is obtained, as further described in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K under the section "Agreements with Royalty Pharma," on the condition that a new Phase 3 clinical trial of omecamtiv mecarbil is successful by June 30, 2028 and we receive the marketing approval from the FDA for omecamtiv mecarbil on or prior to December 31, 2029.

Ulacamten (f/k/a CK-586)

Ulacamten is a novel, selective, oral, small molecule cardiac myosin inhibitor designed to reduce the hypercontractility associated with heart failure with preserved ejection fraction, or HFpEF. Approximately half of the estimated 6.7 million patients in the United States with heart failure have HFpEF, and the prevalence of HFpEF is increasing. A subset of HFpEF patients with hypercontractility, ventricular hypertrophy, elevated biomarkers and symptoms of heart failure may benefit from treatment with a cardiac sarcomere inhibitor. Approximately 75% of patients with HFpEF die within five years of initial hospitalization, and 84% are re-hospitalized. Despite broad use of standard treatments and advances in care, the prognosis for patients with heart failure is poor.

In preclinical models, ulacamten reduced cardiac hypercontractility by decreasing the number of active myosin cross-bridges during cardiac contraction thereby reducing the contractile force, without effect on calcium transients. Ulacamten selectively inhibits the ATPase of intact cardiac myosin but does not inhibit the ATPase of subfragment-1 of myosin (S1) as does aficamten, a cardiac myosin inhibitor we have also developed. Unlike aficamten, the inhibitory effect of ulacamten requires the presence of the regulatory light chain (RLC) of myosin in the context of the intact myosin dimer (heavy meromyosin or HMM). In engineered human HCM heart tissues, ulacamten demonstrated a shallow force-concentration response and improved lusitropy. Lending support for investigating this mechanism of action in HFpEF, a subset of patients with HFpEF resemble patients with non-obstructive hypertrophic cardiomyopathy (HCM) in that those patients have higher ejection fractions, thickened walls of their heart, elevated biomarkers, and symptoms of heart failure. Data from a Phase 2 clinical trial of aficamten in patients with nHCM show that aficamten was well tolerated, improved patient reported outcomes (Kansas City Cardiomyopathy Questionnaire (KCCQ) and New York Heart Association (NYHA) Functional Class) and biomarkers, measures that are also relevant to HFpEF.

Phase 1 Trial Results

We conducted a Phase 1 double-blind randomized, placebo-controlled, multi-part single and multiple ascending dose clinical study with the goal of evaluating the safety, tolerability and PK of ulacamten when administered orally as single or multiple doses to healthy participants. The primary objective of this clinical study was to evaluate the safety, tolerability and PK of ulacamten when administered orally to healthy participants. The study design included seven single ascending dose cohorts (10 mg to 600 mg) comprised of 10 participants each, and two multiple-dose cohorts (100 and 200 mg once daily) comprised of 10 participants each. This study data demonstrated that ulacamten was safe and well tolerated in healthy participants. No serious adverse events were observed and the stopping criteria for the study were not met. The half-life of ulacamten was observed to be in the range of 14 to 17 hours. Ulacamten demonstrated dose-linearity without a change in half-life over a wide range of exposures, with a steady-state appearing evident within seven days of dosing. Left ventricular ejection fraction and left ventricular fractional shortening decreased from baseline in an exposure-dependent manner, and the pharmacokinetic/pharmacodynamic relationship appeared shallow and predictable. At the highest single dose of 600 mg, the mean decrease in LVEF was <5%. These results demonstrate pharmacologic properties that may enable once-daily fixed-dose administration in the future.

AMBER-HFpEF

In the fourth quarter of 2024, we announced the design of AMBER-HFpEF (Assessment of Ulacamten in a Multi-Center, Blinded Evaluation of Safety and Tolerability Results in HFpEF), a Phase 2 randomized, placebo-controlled, double-blind, multi-center, dose-finding clinical trial in patients with symptomatic HFpEF with left ventricular ejection fraction ≥ 60%. The primary objective is to evaluate the safety and tolerability profile of ulacamten compared to placebo. The secondary objectives include assessing the effect of ulacamten on LVEF and NT-proBNP, its pharmacokinetics, and its pharmacokinetic/pharmacodynamic relationship. AMBER-HFpEF is currently enrolling patients, and we expect to complete enrollment in cohort 2 of the study by the end of 2026.

Royalty Pharma Revenue Interest

In the second quarter of 2024, we entered into a Revenue Participation Right Purchase agreement, which we refer to as the RP Ulacamten RPA, with RPI ICAV, pursuant to which RPI ICAV purchased rights to certain revenue streams from worldwide net sales of drug products containing ulacamten by us, our affiliates or licensees. Under the RP Ulacamten RPA, in consideration of an up-front $50 million payment, RPI ICAV purchased a revenue interest entitling it to 1.0% of our annual worldwide net sales of drug products containing ulacamten. In addition, following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in heart failure with preserved ejection fraction in humans for ulacamten, RPI ICAV, at its sole discretion, has the right to purchase an additional revenue interest which if exercised would entitle it to an additional 3.5% of our annual worldwide net sales of drug products containing ulacamten in consideration of a payment equal to 50.0% of our future research and development costs of a Phase 3 trial of ulacamten up to a maximum of $150 million.

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

In the fourth quarter of 2024, we announced that the first participants have been dosed in a Phase 1 randomized, double-blind, placebo-controlled, multi-part, single and multiple ascending dose clinical study of CK-089 in healthy human participants. CK-089 is a fast skeletal muscle troponin activator with potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-089 when administered orally as single or multiple doses to healthy participants. The study design includes single ascending dose cohorts and multiple-dose ascending cohorts comprised of 10 participants each. Our clinical development program for CK-089 is subject to a partial clinical hold from FDA that limits our ability to dose patients at doses anticipated to result in plasma exposures higher than certain levels, which may limit the ability of our Phase 1 trial to identify a therapeutic dose for CK-089. We conducted a Phase 1 evaluation, and we are in ongoing discussions with regulatory authorities to inform next steps.

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

With respect to MYQORZO, we have secured long-term commercial supply agreements with contract manufacturing organizations in Asia, North America and Europe for the supply of raw materials, active pharmaceutical ingredient, finished drug product and both bottle and blister packaging, but each of these arrangements rely on single sources of supply. This strategy increases the risk that our supply chain may be interrupted. To reduce the inherent risk of reliance on single vendors for MYQORZO and mitigate potential interruption of supply, when and where possible, we are embarking on a multi-phase program to adding dual souring CMO’s and sites to our global supply chain. We expect this program to take several years to fully execute, receive regulatory approvals and become operational. We have selected suppliers with multiple manufacturing sites and rigorous quality control systems. We are also actively building additional safety stock inventory levels to offset this risk while the longer term dual sourcing strategy is being executed. and have embarked on a project to identify additional suppliers that could be used interchangeably.

For our portfolio of small molecules, we continue to expand our network through third-party contract manufacturers for our CMC and manufacturing needs. These third parties must comply with applicable regulatory requirements, including the FDA’s cGMP, the E.U.’s Guidelines on Good Distribution Practice, as well as other stringent regulatory requirements enforced by the FDA or foreign regulatory agencies, as applicable, and are subject to routine inspections. In addition, through our third-party contract manufacturers and data service providers, we continue to provide serialized commercial products as required to comply with the Drug Supply Chain Security Act.

We are mindful of the increasing risks of relying on sole source raw materials from countries where global trade disputes or restrictive legislation are possible. For example, we currently source key registered starting materials for aficamten from manufacturers in China. Although we do not anticipate any immediate difficulties in procuring raw materials from China, we are actively seeking to establish alternative geographically diverse supply arrangements for these particular registered starting materials and other raw materials and compounds.

Competition

There are several companies focused on the development of small molecules for the treatment of HCM, HFrEF, HFpEF and other diseases that MYQORZO and our drug candidates are intended to treat. Our competitors and potential competitors include major pharmaceutical and biotechnology companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Certain of the organizations competing with us have greater capital resources, larger research and development staff and facilities, deeper regulatory expertise and more extensive product manufacturing and commercial capabilities than we do, which may afford them a competitive advantage.

Competition for MYQORZO

MYQORZO competes with Camzyos® (mavacamten), a cardiac myosin inhibitor marketed by Bristol Myers Squibb, as a therapy for oHCM, along with generic therapies, specifically beta blockers and calcium channel blockers, which are currently considered first-line standard of care. In addition to Camzyos®, Edgewise Therapeutics, Lexicon, Tenaya and Braveheart Bio (Hengrui) are conducting clinical trials and could commercialize a drug that would compete with MYQORZO if successful. Other companies may also be conducting clinical trials and pre-clinical activities in HCM, and if successful, there may be other treatments approved for HCM, some of which may be complementary to MYQORZO and others of which may be competitive.

Camzyos® was approved by the FDA in 2022 with a comprehensive and mandatory REMS. We believe the MYQORZO label and REMS are sufficiently distinct from Camzyos® to be highly competitive in the oHCM market. We believe the oHCM market has the potential to exceed $5 billion in the U.S. and Europe combined by 2035.

We believe that our ability to successfully compete will depend on, among other things:

•
the efficacy and safety of MYQORZO, both alone and in combination with other therapies;
•
the timing and scope of regulatory approvals in Europe, Japan and other countries in oHCM and potentially other indications, if at all;
•
our ability to manufacture quantities of MYQORZO to meet its market demand;
•
our ability to gain market access and secure coverage and adequate reimbursement in oHCM and potentially other indications, if any;
•
acceptance of MYQORZO by physicians and other health care providers;

•
protection of our intellectual property, through enforcement of our intellectual property rights against any challengers, including potential generic competition and the absence of any blocking intellectual property rights that limit our ability to market MYQORZO as we have planned; and
•
the availability of substantial capital resources to fund development and commercialization activities.

Competition for Omecamtiv Mecarbil

We believe the principal competition for omecamtiv mecarbil, if ultimately approved for sales and marketing by FDA and/or other regulatory agencies for the treatment of HFrEF, includes generic drugs, such as milrinone, dobutamine or digoxin and branded drugs approved for the treatment of HFrEF, such as Corlanor® (ivabradine) and Verquvo® (vericiguat). Omecamtiv mecarbil could also compete against other novel drug candidates and therapies in development, such as those being developed by Novartis AG, Merck & Co., Inc., Bayer AG, AstraZeneca PLC, Kardigan, Inc., and Bristol-Myers Squibb Company.

If approved, omecamtiv mecarbil is not intended to compete with guideline directed first line therapies and instead is intended to be a complementary add-on therapy for the subset of heart failure patients with severely reduced ejection fraction. The first line HFrEF generic therapies, including beta-blockers, angiotensin-converting enzyme (ACE) inhibitors, angiotensin receptor blockers (ARBs), mineralocorticoid receptor antagonists (MRAs) as well the branded drugs such as Entresto® (sacubitril/valsartan) and the SGLT2 inhibitor class that have either expanded or are planning to expand their labels to include treatment of patients with heart failure, include Forxiga® (dapagliflozin), Invokana® (canagliflozin), and Jardiance® (empagliflozin).

The treatment landscape for HFrEF is crowded and evolving, especially given the addition of SGLT2 inhibitors as AHA/ACC/HFSA guideline directed medical therapy for HFrEF. SGLT2 inhibitors have steadily gained market share. In addition, there are a number of medical devices both marketed and in development for the treatment of patients living with heart failure.

We believe that our ability to successfully compete will depend on, among other things:

•
efficacy and safety of omecamtiv mecarbil, both alone and in combination with other therapies;
•
the ability to fund and successfully complete an additional confirmatory phase 3 clinical trial of omecamtiv mecarbil in HFrEF and resolve to the satisfaction of FDA the other deficiencies stipulated in the CRL we received in response to our initial NDA submission for omecamtiv mecarbil;
•
the timing and scope of regulatory approval by EMA and regulatory bodies in other countries, if at all;
•
our ability to manufacture and sell commercial quantities of omecamtiv mecarbil product to the market;
•
our ability to gain market access and secure coverage and adequate reimbursement with affordable patient out of pocket cost in approved indications;
•
product acceptance by physicians and other health care providers;
•
if required in connection to regulatory approval by FDA, EMA and/or other regulatory authorities, the commercial availability of an antibody-based immunoassay to measure omecamtiv mecarbil concentration levels in patients to whom omecamtiv mecarbil is administered
•
price competition, particularly of generic products;
•
protection of our intellectual property through enforcement of our intellectual property rights against any challengers, including potential generic competition, and the absence of any blocking intellectual property rights that limit our ability to market MYQORZO as we have planned; and
•
the availability of substantial capital resources to fund development and commercialization activities.

Competition for Ulacamten

We believe the principal competition for ulacamten, if ultimately approved for sales and marketing by FDA and/or other regulatory agencies for the treatment of HFpEF will include both in-class cardiac myosin inhibitors as well as general heart failure drugs with HFpEF labels, many of which will be generic. In-class competitive agents that are currently in development include Bristol Myers Squibb’s MYK-224, Shandong’s HRS-1893 and Edgewise’s EDG-15400. Approved drugs with HFpEF labels that will be generic include SGLT2 inhibitors (dapagliflozin and empagliflozin), mineralocorticoid receptor antagonists (finerenone), angiotensin receptor-neprilysin inhibitors (sacubitril/valsartan), and GLP-1 receptor agonists (semaglutide and tirzepatide). We expect that the treatment landscape will continue to evolve as we proceed towards potential regulatory approval. Therefore, ulacamten could also compete against other novel drug candidates and therapies in development, such as those being developed by Eli Lilly, Novo Nordisk, Mission Therapeutics, Cardurion Pharmaceuticals and potentially others that may still move into the clinic before potential approval of ulacamten.

We believe that our ability to successfully compete will depend on, among other things:

•
the ability to fund and successfully complete pivotal and confirmatory phase 3 clinical trials of ulacamten in HFpEF with demonstrated cardiovascular outcomes and feel/function endpoints;
•
efficacy, safety and reliability of ulacamten, both alone and in combination with other therapies;
•
the timing and scope of regulatory approval by FDA, EMA and regulatory bodies in other countries;
•
our ability to manufacture and sell commercial quantities of ulacamten to the market;
•
our ability to gain market access and secure coverage and adequate reimbursement with affordable patient out of pocket cost in approved indications; and
•
product acceptance by physicians and other health care providers.

Intellectual Property Resources

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop and consider important to the advancement of our business. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position.

The following tables list certain granted U.S. and European patents that relate to our commercialization product and our most advanced drug candidate. Additional patent protection through granted patents in the U.S., Europe, or other foreign jurisdictions may be available, and additional patent applications in the U.S., Europe, or other foreign jurisdictions are being pursued. In addition to patent exclusivity, the products and drug candidates may be protected by regulatory exclusivities upon approval in some countries.

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

Jurisdiction	Patent No.	Patent Type	Patent Expiration*
United States	10,836,755	Composition of matter	2039
United States	12,370,179	Method of treatment	2042
Europe	3740481^	Composition of matter	2039
Europe	3999180^^	Polymorphic forms	2040
Europe	3999038	Formulation	2040
Europe	4370116^^^	Compound for use	2042

*Stated expiration dates do not account for any patent term adjustment, patent term extension, supplementary protection certificates, or pediatric extensions that may be available. For example, on February 4, 2026, the Company filed an application for patent term extension with the U.S. Patent and Trademark Office for U.S. Patent No. 10,836,755, requesting an extension of the term to December 19, 2039, which is 14 years from the date of product approval.
^ In March 2025, Generics [UK] Limited filed an opposition in the European Patent Office (EPO) seeking revocation of European Patent No. 3740481. The Company submitted a response to the opposition in August 2025. An oral hearing is scheduled for June 2026.
^^ In February 2025, Generics [UK] Limited filed an opposition in the European Patent Office (EPO) seeking revocation of European Patent No. 3999180. The Company submitted a response to the opposition in June 2025. An oral hearing is anticipated in this proceeding at a time to be determined by the EPO.
^^^In October 2025, Synthon BV and an anonymous party filed oppositions in the European Patent Office (EPO) seeking revocation of European Patent No. 4370116. The Company is preparing a response. An oral hearing is anticipated in this proceeding at a time to be determined by the EPO.

In Japan, aficamten is protected by issued patents covering the composition of matter, polymorphic forms, and formulations of aficamten that expire between 2039 and 2040. At the appropriate time, the Company will pursue available patent term extension in Japan that may, if issued, extend exclusivity beyond the baseline patent expiration dates. In China, aficamten is protected by issued patents covering the composition of matter, polymorphic forms, and formulations of aficamten that expire between 2039 and 2040. The Company has filed an application for patent term extension for Chinese Patent No. 2019800091285, requesting an extension to December 16, 2039.

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

Jurisdiction	Patent No.	Patent Type	Patent Expiration*
United States	9,988,354	Salt form	2034
United States	9,951,015	Formulation	2034
United States	11,576,910	Methods of treatment	2038
United States	12,194,039	Method of treatment	2041
Europe	2968173	Formulation	2034
Europe	2970123	Salt form	2034
Europe	3645002	Compound for use	2038
Europe	4243825	Compound for use	2041

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

In Japan, omecamtiv mecarbil is protected by issued patents covering the salt form and formulation of omecamtiv mecarbil that expire in 2034. In China, omecamtiv mecarbil is protected by issued patents covering the salt form and formulation of omecamtiv mecarbil that expire in 2034. At the appropriate time, the Company will pursue available patent term extensions in Japan and China that may, if issued, extend exclusivity beyond the baseline patent expiration dates.

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

U.S. Pharmaceutical Product Development Process

Prior to beginning any clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans and must become effective before human clinical trials may begin. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Furthermore, an independent institutional review board (“IRB”) for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the company may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. For purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

Phase 2. The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the NDA.

Companies may choose, but are not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the company must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies.

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

In addition, under the Pediatric Research Equity Act (PREA), an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a company who is planning to submit a marketing application for a drug product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan (PSP). Unless otherwise required by regulation, PREA does not apply to any drug product for an indication for which orphan designation has been granted, except that the PREA will apply to an original NDA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre-and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act of 1983, the FDA may grant orphan drug designation to a product candidate intended to treat a rare disease or condition, Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA, to market the same product for the same indication for seven years, except in limited circumstances. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

There is some uncertainty with respect to the FDA’s interpretation of the scope of orphan drug exclusivity. Historically, exclusivity was specific to the orphan indication for which the drug was approved. As a result, the scope of exclusivity was interpreted as preventing approval of a competing product. However, in 2021, the federal court in Catalyst Pharmaceuticals, Inc. v. Becerra suggested that orphan drug exclusivity covers the full scope of the orphan-designated “disease or condition” regardless of whether a drug obtained approval for a narrower use.

Post Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved NDA. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented.

FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things

•
restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•
product seizure or detention, or refusal of the FDA to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the “Hatch-Waxman Amendments”) amending the Federal Food, Drug, and Cosmetic Act (“FDCA”), Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the drug product previously approved under an NDA, known as the reference listed drug (“RLD”), and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book. Physicians and pharmacists consider the therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of nonpatent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for NDAs containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification (discussed further below), in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

Hatch-Waxman Patent Certification and the 30 Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. The filing of a patent infringement lawsuit automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

505(b)(2) New Drug Applications

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant, and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product.

To the extent that a Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Patent Term Extension

In the U.S., after an NDA is approved, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between, the latter of the effective date of an IND and issue date of the patent for which extension is sought, and the submission date of an NDA, plus the time between NDA submission date and the NDA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of product approval. Only one patent applicable to an approved drug product is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the U.S.

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

In particular, in the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices that are lower than they would otherwise be. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval.

Moreover, the U.S. government and state legislatures have continued implementing cost-containment programs, including price controls and restrictions on coverage and reimbursement and requirements for substitution of generic products. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. Since 2023, 25 Medicare Part D drugs have become subject to price negotiations. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision requires drug manufacturers to pay a rebate to the federal government if the price for a drug under Medicare Part B and Part D increases faster than the rate of inflation. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.

In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2025, the Trump Administration renewed the idea of international reference pricing through an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”, which, among other things, directs the U.S. Department of Health and Human Services (“HHS”) and other agencies to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. HHS subsequently issued guidance indicating the MFN target price will be the lowest price paid in an Organization for Economic Co-operation and Development country with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capital. In addition, in late 2025, CMS proposed new drug payment models to lower drug prices for Medicare and Medicaid beneficiaries; under the models, CMS would explore potential adjustments to drug rebate calculations by comparison to international drug pricing information.

Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and encourage importation from other countries and bulk purchasing.

These developments will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. As a result, coverage and adequate third-party reimbursement may not be available for our product candidates to enable us to realize an appropriate return on our investment in research and product development.

The market for MYQORZO and any of our other products for which we receive regulatory approval for commercial sale depends significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or may otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We would be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any of our product candidates for which we may receive approval and could have a negative effect on our future revenue and operating results. We cannot be certain that our product candidates will be considered cost-effective. If we are unable to obtain coverage and adequate payment levels for our product candidates from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them, and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

Cytokinetics Human Capital

As of December 31, 2025, we had 673 employees.

We are committed to fostering and maintaining a culture that engenders collaboration and teamwork, inclusion, respect, transparency and candor. We provide our employees with an array of professional development resources and tools to support their learning, growth and development opportunities. We prioritize safety and endeavor to eliminate workplace incidents, risks and hazards through the implementation of our safety policies and standards. We have adopted a flexible, hybrid working arrangement for our employees, allowing some of our employees to work remotely during certain days of the week. We were honored to be recognized as a San Francisco Times Great Place to Work in 2025.

Our compensation and benefit programs are designed to enable us to attract and retain the best employees in a very competitive life science sector and we regularly benchmark and survey the market so that we maintain competitive programs. In addition, we routinely survey our employees to measure engagement, identify and take action on opportunities for improvement, and share these results with employees.

We have a rigorous annual goal setting and goal evaluation process under the supervision of the Compensation and Talent Committee of our Board of Directors and senior management to assist our employees in understanding what is expected of them individually and as an organization.

Our Compensation and Talent Committee of the Board of Directors regularly reviews employee engagement, reward programs, human resource metrics, including attrition, retention and staffing.

Investor Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following risks in addition to the other information in this report. Any of the following risks could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or your investment in our securities, and many are beyond our control. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also adversely affect our business. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past. The information discussed below should be considered carefully with the other information contained in this Annual Report on Form 10-K and the other documents and materials we file with the SEC, as well as news releases and other information we publicly disseminate from time to time.

Risks Specific to our Company in connection with our Commercial Operations

If physicians and patients do not accept our drugs, we may be unable to generate significant revenue, if any.

MYQORZO may not gain market acceptance among physicians, healthcare payors, patients and the medical community, and our other drug candidates, if approved, may similarly fail to gain market acceptance. Even if the clinical safety and efficacy of drugs developed from our drug candidates are established for purposes of approval, physicians may elect not to recommend these drugs for a variety of reasons including, but not limited to the availability of competitive drugs to the market, cost-effectiveness, availability of insurance coverage and reimbursement, convenience and ease of administration, prevalence and severity of adverse events, HCP practice patterns and familiarity with earlier to market therapies.

The size of the potential market for MYQORZO or our product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our products or product candidates may be smaller than our estimates. If the market opportunities for any products or product candidates we develop are smaller than we believe they are, or if any approval that we obtain is based on a narrower definition of the patient population, our potential revenues may be adversely affected, and our business may suffer.

Our potential market opportunity for oHCM, nHCM, and other indications is based on internal and third-party estimates and resources, including, without limitation, our estimates and research, as well as industry and general publications and research, surveys and studies conducted by Cytokinetics and third parties, which may be incorrect. Our estimated potential market opportunity for cardiac myosin inhibitors in oHCM and nHCM is based on the following assumptions: our understanding of the prevalence of HCM in the general population from published epidemiological studies and analysis of longitudinal claims data, the percentage split of diagnosed oHCM and nHCM patients derived from publications, market research and patient transaction databases, the percentage of available symptomatic patients not adequately managed by the current standard of care among diagnosed HCM patients, rates of patient compliance and persistence, based on patient transaction database and/or third-party market research. The conditions supporting our assumptions or estimates and the market data supporting these assumptions and estimates may change at any time or otherwise be inaccurate, thereby reducing the predictive accuracy of these underlying factors.

Our total addressable market will ultimately depend upon, among other things, the willingness of patients and HCPs to utilize MYQORZO compared to other cardiac sarcomere inhibitors or other therapies, the number of actual treatable symptomatic patients on MYQORZO and other cardiac myosin inhibitors or other therapies over time, the subset of eligible HCM patients who may utilize MYQORZO, acceptance and accessibility of our drug products by the medical community and patients, market share, drug pricing and reimbursement across payer types (i.e., Medicare, commercial, Medicaid, etc.). The number of patients within the United States and other major markets and elsewhere may turn out to be materially lower than expected, patients may not be otherwise amenable to treatment with our drugs or new patients may become increasingly difficult to identify or gain access to, all of which would harm our results of operations and our business. If our conclusions, analysis or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our total addressable market may be meaningfully smaller than we have estimated, our future growth opportunities and sales growth may be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our competitors may develop drugs that are less expensive, safer and/or have similar or better efficacy than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. We also compete for market share against large pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, develop new drug candidates that can compete with ours. Many of these competitors have larger research and development programs or substantially greater financial resources than we do. If our competitors market drugs that are less expensive, safer and/or have similar or better efficacy than MYQORZO, or any other drugs that we may commercialize in the future, or that reach the market sooner than MYQORZO, or any other drugs that we may commercialize in the future, we may not achieve commercial success.

The commercial success of our products depends on the availability and sufficiency of third‑party payor and/or government for coverage and reimbursement.

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

We historically have had limited interactions and relationships with payors. Our ability to engage with US payors and secure coverage may improve as we commercialize MYQORZO and generate additional clinical and real-world evidence. Over time, we anticipate our drugs will be adopted by our patients as indicated by their labels. To achieve this adoption, our drugs will need to be widely reimbursed via medical exception or listed in formularies of major pharmacy benefit managers and payors in the U.S. These major pharmacy benefit managers and payors include Medicare, Medicaid, VA, DoD, TriCare, and commercial payors. The process to achieve coverage with pharmacy benefit managers and payors can be time consuming, is not guaranteed and if achieved can impact profitability given the level of rebates often required.

Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third‑party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time‑consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what third parties will decide with respect to coverage and reimbursement for our products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, there is significant uncertainty regarding the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, the payors may not cover our products as a benefit under their plans, or if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

Additionally, to the extent required by regulatory authorities for the safe and effective use of any of our drug products, we or our partners may develop companion diagnostic tests for use with our products or product candidates such as with omecamtiv mecarbil. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics and could adversely impact the commercial prospects of omecamtiv mecarbil or any other drug we may develop that requires a companion diagnostic test.

If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of MYQORZO, as well as any future marketed drug products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

We have no manufacturing capabilities and depend on single source contract manufacturers to produce our commercial product and clinical trial materials, including our drug candidates, and will have continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

We do not operate manufacturing facilities for clinical or commercial production of our drugs and drug candidates. We lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale.

In addition, under our license and collaboration agreements, we have committed to providing Sanofi and Bayer with supply of aficamten for development and commercialization of MYQORZO in China, Taiwan and Japan, which we will have to source from our contract manufacturers.

We currently rely on single source CMOs for the manufacture of any or all of MYQORZO as a finished drug product and the active pharmaceutical ingredient and registered starting materials used in the production of MYQORZO. We also rely on a single source CMO for the packaging of MYQORZO in blister packaging for use in Europe. If these CMOs fail to provide us with sufficient quantities of product or fail to comply with manufacturing regulations, our business could be harmed. Switching CMOs or manufacturing sites would be difficult and time-consuming because the number of potential CMOs is limited. In addition, before a drug from any replacement CMO or manufacturing site can be commercialized, the FDA and, in some cases, foreign regulatory agencies, must approve that site. These approvals would require regulatory testing and compliance inspections. A new CMO or manufacturing site also would have to be educated in, or develop substantially equivalent processes for, production of our drugs and drug candidates. It may be difficult or impossible to transfer certain elements of a manufacturing process to a new CMO or for us to find a replacement CMO on acceptable terms quickly, or at all, either of which would delay or prevent our ability to develop drug candidates and commercialize any resulting drugs.

We also expect to rely on single source CMOs to supply all future drugs and drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials, and to fulfil our obligations under our license and collaboration agreements. If our existing or future CMOs fail to, or are unable to perform satisfactorily or if any of the raw materials, drug substance, or drug products are subject to restrictive import/export controls or tariffs, it could impede commercialization or delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues, and also lead to our breach of one of our license and collaboration agreements, giving rise to the ability to terminate such agreements and other adverse consequences as stipulated in such agreements. In addition, if a CMO fails to, or is unable to, perform as agreed, our ability to collect damages may be contractually limited.

Finally, the United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, including the potential for tariffs applicable to pharmaceutical products and their inputs. In September 2025, the United States administration announced plans to impose up to 100% tariffs on imported branded or patented pharmaceutical products, subject to certain exceptions. There is substantial uncertainty as to when such tariffs may go into effect and whether such tariffs would apply to the importation of registered starting materials, active pharmaceutical ingredients or bulk drug products that we use in our business, and, more generally, about the duration of existing tariffs, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or other retaliatory measures may be imposed, modified or suspended. If additional tariffs, trade restrictions or other barriers are imposed or expanded, our costs for raw materials, active pharmaceutical ingredients, finished drug product or other inputs could increase materially, and our supply chain could be disrupted, which could materially adversely affect our business, financial condition and results of operations.

We may not be able to successfully manufacture our drugs or drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing approved drug products.

Prior to the recent approval of MYQORZO in December 2025, our drug candidates had been manufactured in quantities adequate only for preclinical studies and early through late-stage clinical trials. In order to conduct large scale clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, such as for MYQORZO, we need to manufacture drugs in larger quantities and validate the repeatability of those manufacturing processes. We may not be able to successfully repeat or increase the manufacturing capacity for any of our drugs or drug candidates, in a timely or cost-effective manner or at all. Significant changes or scale-up of manufacturing may require additional validation studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those changes or scale-up activities because of the inherent properties of a drug or drug candidate itself or of a drug or drug candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients.

Our drug candidates and commercialized drugs, such as MYQORZO, require precise high-quality manufacturing. The failure to achieve and maintain high manufacturing standards in compliance with cGMP, including failure to document and detect, control, analyze and resolve anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in patient injury or death, discontinuance or delay of ongoing or planned clinical trials, delays or failures in product testing or delivery or regulatory approval, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including cGMPs, regulations and similar foreign laws and standards. Each contract manufacturer must pass a pre-approval inspection before we can obtain marketing approval for any of our drug candidates and following approval will be subject to ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies, to ensure strict compliance with cGMPs and other applicable government regulations and corresponding foreign laws and standards. We seek, and require our contract manufacturers, to comply fully with all applicable regulations, laws and standards. However, we do not have control over our contract manufacturers’ compliance with these regulations, laws and standards. If one of our contract manufacturers fails to pass its pre-approval inspection or maintain ongoing compliance at any time, the production of our drugs or drug candidates could be interrupted, negatively impacting commercialization efforts for our approved drug products or resulting in delays or discontinuance of our clinical trials or refusal of regulatory approval for our drug candidates, leading to additional costs and potentially lost revenues. In addition, failure of any third-party manufacturers or us to comply with applicable regulations, including pre- or post-approval inspections and the cGMP requirements of the FDA or other comparable regulatory agencies, could result in sanctions being imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Approved drug products remain subject to ongoing obligations, including continued regulatory review by the FDA and foreign regulatory agencies and REMS, all of which may result in significant expense and limit commercialization efforts of our drugs.

Any regulatory approvals that we or our partners receive for our drugs or drug candidates are subject to limitations on the indicated uses for which the drug may be marketed or require potentially costly post-marketing follow-up studies or compliance with a REMS program that includes ETASU. For example, MYQORZO is subject to a comprehensive REMS program that includes, among other things, restrictions and qualifications on pharmacies that dispense the drug and certification, record-keeping, ongoing monitoring and patient counseling obligations on physicians who prescribe the drug. In addition, in connection with the approval of MYQORZO the FDA requires the conduct of the following post-marketing studies: (i) a worldwide descriptive study that collects prospective and retrospective data in women exposed to MYQORZO during pregnancy to assess risks of pregnancy and maternal complications, and adverse effects on the developing fetus, the neonate, and the infant, as well as to assess infant outcomes through at least the first year of life and (ii) a milk-only lactation study in lactating women who have received MYQORZO to measure concentrations of MYQORZO in breast milk using a validated assay, as well as to assess the effects on the breastfed infant, if available, based on study population.

In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for approved drugs remain subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or the discovery that adverse events or toxicities observed in preclinical research or clinical trials that were believed to be minor constitute much more serious problems, may result in restrictions on the marketing of the drug or withdrawal of the drug from the market.

If the FDA or comparable foreign regulatory authorities approve generic versions of MYQORZO, or any other potential products that receive marketing approval, or such authorities do not grant MYQORZO appropriate periods of data or market exclusivity before approving a generic version, sales of MYQORZO could be adversely affected.

Once an NDA is approved, the drug covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek marketing approval of generic versions of reference-listed drugs through submission of Abbreviated New Drug Applications (“ANDAs”) in the United States. Generic drugs may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic drugs are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic drug.

The FDA may not approve an ANDA or a 505(b)(2) NDA for a generic drug until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Manufacturers may seek to launch generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for such drugs.

Competition that MYQORZO, or any other potential product candidates, may face from generic drugs could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those products. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in MYQORZO or other product candidates may be substantially limited if MYQORZO, or any other potential products, product candidates, are not afforded the appropriate periods of non-patent exclusivity.

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

Regulatory approval of an NDA, NDA supplement or other marketing application for our drug candidates is never guaranteed. For example, our NDA for omecamtiv mecarbil for the treatment of HFrEF resulted in a complete response letter notwithstanding the fact that GALACTIC-HF met its primary efficacy endpoint. As our previously filed NDA for omecamtiv mecarbil illustrates, while we may submit marketing authorization applications for our drug candidates in the future, such applications may not lead to any regulatory approvals, or may result in requirements to conduct additional clinical trials prior to any potential approvals, which would increase our development costs and delay or preclude any revenue from commercial sales of our drug candidates.

Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. Most recently, during the U.S. government shut down in October 2025, the FDA was not able to accept applications for new drugs, generics, biologics, biosimilars or medical devices that require payment of a user fee. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, the current United States administration established the now-disbanded Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount, including by eliminating 3,500 employees from the FDA, and the size of the federal government. The reductions in the FDA’s workforce and budgetary pressures could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of any of our product candidates that are ultimately approved. Any delay in the acceptance, review or approval of our investigational new drug applications, clinical trial applications, marketing applications, facility inspections or lot-release/testing activities could delay or increase the cost of our clinical trials, manufacturing scale-up, product launches or post-approval changes, which could have a material adverse effect on our business.

Clinical trials could fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the satisfaction of FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. We or our partners must demonstrate efficacy in clinical trials for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. Although our NDA for MYQORZO was approved in December 2025, we have failed in the past to meet the burdens for efficacy and safety required by FDA and other regulatory authorities. For example, the CRL we received in February 2023 in connection with our NDA for omecamtiv mecarbil stated that the results of GALACTIC-HF were not sufficiently persuasive to establish substantial evidence of effectiveness for reducing the risk of heart failure events and cardiovascular death in adults with chronic heart failure with HFrEF, and in March 2023, we announced the discontinuation of COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, due to futility. If we fail to demonstrate that our drugs are safe and efficacious, we may incur additional development costs and be precluded from realizing commercial sales for our drug candidates.

Drug candidates that have similar mechanisms of actions to ours have been subject to clinical trials that have failed to meet their primary endpoints. For example, Camzyos® (mavacamten), a small molecule myosin inhibitor commercialized by Bristol-Myers Squibb Company has a similar mechanism of action to aficamten and failed to meet its dual primary endpoints in ODYSSEY-HCM, a Phase 3 clinical trial assessing its efficacy for the treatment of nHCM. Although such result is not dispositive on the eventual results of our clinical trial of aficamten in nHCM, ACACIA-HCM, the results of ODYSSEY-HCM may suggest that a myosin inhibitor is not effective for the treatment of nHCM notwithstanding the positive results in clinical trials of such drugs in oHCM. In addition, the nHCM patient population presents distinct physiological differences from the oHCM population and those differences may require different dosing strategies to achieve a functional benefit, if at all. As compared to our oHCM trials, this difference in disease pathology and dosing strategy, among other things, could result in a different magnitude of functional benefit, if any, in ACACIA-HCM; it could also result in more treatment interruptions or it could alter the safety profile of aficamten observed in ACACIA-HCM. In the event such differences in functional benefit are observed, regulatory agencies may not approve the nHCM indication or such regulatory approvals may be delayed.

The regulatory pathway for approval also depends on the totality of clinical data and regulatory agencies’ interpretations of what constitutes a minimally important clinical difference in these functional endpoints, which can be subjective because there is no universally established standard. There are a wide range of possible outcomes (e.g., positive, negative or mixed) for the results of ACACIA-HCM, including that we do not demonstrate either a magnitude of functional benefit that regulators deem satisfactory for approval or a magnitude of functional benefit that physicians deem sufficient to prescribe MYQORZO for their patients. In such cases, regulatory agencies may not approve the nHCM indication or may delay such approval, or physicians may not prescribe MYQORZO for their patients, respectively.

Our failure to demonstrate that our drugs are safe and efficacious can result in additional development costs and preclude us from realizing commercial sales for our drug candidates.

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

In connection with the anticipation of filing of a new NDA and MAA for omecamtiv mecarbil at the conclusion of COMET-HF, FDA and/or EMA may require that patients treated with omecamtiv mecarbil have their blood monitored during titration for concentrations of the drug in order to determine optimized dosing that maximizes benefits without undue risk. We have contracted with Microgenics Corporation, a subsidiary of Thermo Fisher, to develop and eventually commercialize an antibody-based immunoassay for blood concentrations of omecamtiv mecarbil. The development, manufacture and regulatory approval of an antibody-based immunoassay, however, can be complex and/or time consuming. Such an immunoassay could require regulatory clearance by FDA as a companion diagnostic device or similar regulatory clearance by EMA, and there is no assurance that such regulatory clearance will be obtained. In addition, if required by FDA and/or EMA as part of any approved label for omecamtiv mecarbil, we will be dependent on Microgenics Corporation to successfully manufacture and commercialize its immunoassay in sufficient quantities in all key markets in which we may seek to commercialize omecamtiv mecarbil, failing which, our potential sales of omecamtiv mecarbil could be materially adversely affected.

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

Although we rely, and will continue to rely, on these third parties to conduct our clinical trials, we remain responsible for our studies and clinical trials being conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We, and these third parties are required to comply with cGCPs for clinical studies. cGCPs are regulations and guidelines enforced by the FDA, EMA and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable regulatory requirements, including cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which could add additional costs and could delay the regulatory approval process.

Risks Specific to our Company in connection with our Intellectual Property

Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our drug candidates, compounds and research technologies.

We own, co-own or hold exclusive licenses to a number of U.S. and foreign patents and patent applications directed to our drug candidates, compounds and research technologies. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates, their methods of manufacture and use, and our technologies. Our ability to protect our drugs and drug candidates, and compounds and technologies from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. If our issued patents and patent applications, if granted, do not adequately describe, enable or otherwise provide coverage for our technologies and drugs and drug candidates, we, our licensors or our licensees would not be able to exclude others from developing or commercializing these drugs or drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we are unable to obtain and maintain sufficient intellectual property protection for our technologies and drugs or drug candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize drugs similar or identical to ours, and our ability to successfully commercialize product candidates that we may pursue may be impaired.

We may not be able to protect our intellectual property rights throughout the world. Patent protection is afforded on a country-by-country basis. In addition, our patents in foreign jurisdictions may be subject to opposition proceedings that challenge the validity of our patents. For example, our composition of matter and a crystalline form patent for aficamten are subject to oppositions in the EU. If we were to lose these proceedings and suffer patent invalidity, our commercial prospects for aficamten in the EU may, absent the continued effectiveness of our other patents in the EU, including our composition of matter patent in the EU, be adversely affected. Moreover, we may not seek patent protection in all jurisdictions throughout the world. Filing, prosecuting and defending patents on our products or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Many companies have encountered significant difficulties in protecting and defending intellectual property rights in foreign jurisdictions. In addition, the legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective of intellectual property rights as in the United States. Therefore, we may be unable to acquire and protect intellectual property developed by these contractors to the same extent as if these development activities were being conducted in the United States. If we encounter difficulties in protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

Patent terms may be inadequate to protect our competitive position on our technologies, drugs and drug candidates for an adequate amount of time. Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies, drugs and drug candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new drugs and drug candidates, patents protecting such candidates might expire before or shortly after such drugs or drug candidates are commercialized. As a result, our owned, co-owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or our partners.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed, and we may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that we or our employees have wrongfully used or disclosed trade secrets of their former employers.

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

Additionally, many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no legal proceedings against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending these claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to develop and commercialize certain potential drugs, which could significantly harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and distract management.

Infringement lawsuits are costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business, including our ability to market MYQORZO to the fullest extent permissible within regulatory approvals.

Our ability to commercialize drugs depends on our ability to use, manufacture and sell those drugs without infringing the patents or other proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the therapeutic areas in which we are developing drug candidates or seeking new potential drug candidates, while others may exist that claim methods of use of our existing drugs. For example, we are aware of the existence of a patent application relating to cardiac myosin inhibitors for which a notice of allowance has been issued by the U.S. Patent and Trademark Office. Once a notice of allowance has been issued, there are typically no further substantive hurdles to patent issuance and the only remaining administrative step to be conducted by the assignee is the payment of the USPTO’s issue fee within the 3-month deadline to pay the issue fee. If a patent is issued with respect to this application, the patent holder may assert that patent claims cover certain aspects of treating patients with HCM. Such claims could result in patent litigation, injunctive relief and/or damages if we are found to be infringing.

In addition, third parties may infringe our patents. To prevent infringement or unauthorized use, we may need to file infringement suits, which are expensive and time-consuming. In an infringement proceeding, a court may decide that one or more of our patents is invalid, unenforceable, or both. In such case third parties may be able to use our technology without paying licensing fees or royalties. Even if the validity of our patents is upheld, a court may refuse to stop the other party from using the technology at issue on the ground that the other party’s activities are not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. In addition, third parties may affirmatively challenge the scope or validity of our patent rights.

Financial Risks

We have a history of significant losses and may not achieve or sustain profitability and, as a result, you may lose part or all of your investment.

We have incurred operating losses in each year since our inception in 1997, due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. We have only recently commenced commercialization activities with the approval of MYQORZO in December 2025. Our other drug candidates are all in early through late-stage clinical testing. We expect to incur losses, as we continue our research activities and conduct development of, and seek regulatory approvals for, our other drug candidates, and begin our commercialization efforts on MYQORZO. If our other drug candidates fail or do not gain regulatory approval, or if MYQORZO or our other drug candidates do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose part or all of your investment.

We will need substantial additional capital in the future to sufficiently fund and maintain our operations.

We have consumed substantial amounts of capital to date, and our operating expenditures will increase as we expand our research and development activities and expand our organization to commercialize MYQORZO. We have historically funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreements, revenue interest agreements, strategic alliances, long-term debt, other financings, interest on investments and grants but will be increasingly relying on revenues generated from the commercial sales of MYQORZO to fund our operations and cash expenditures. We believe our existing cash and cash equivalents, short-term investments and interest earned on investments should be sufficient to meet our projected operating requirements for at least the next 12 months. We based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, the organizational scale up and associated expenditures with the commercialization of MYQORZO, combined with the absence of any revenues until first quarter 2026. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not have any commitments for future funding other than through loans under the RP Multi Tranche Loan Agreement and reimbursements, milestone and royalty payments that we may receive under our agreements with Sanofi and Bayer. We may not receive any further funds under any of these agreements, for example, if we fail to satisfy the conditions for future loan disbursement or as a result of the default or insolvency of our lenders. Our ability to raise funds may be adversely impacted by worsening economic conditions or disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, including due to general economic uncertainty, geopolitical conditions, armed conflict and hostilities, interest rate volatility, inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors outside of our control. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us, and if we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities, and our stock price may be negatively affected.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Convertible Notes, the RP Multi Tranche Loan Agreement and the RP OM Loan Agreement.

As of December 31, 2025 and 2024 we had $1.3 billion and $0.8 billion of debt recorded on the balance sheet comprised of the Term loans (including related derivative measured at fair value), Liabilities related to RPI Transactions measured at fair value, and the Convertible Notes, respectively. Additionally we have liabilities related to revenue participation right purchase agreements of $520.6 million and $462.2 million at December 31, 2025 and 2024, respectively.

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

The RP Multi Tranche Loan Agreement, the RP OM Loan Agreement, the RP Ulacamten RPA, the RP Aficamten RPA, the RP OM RPA, and the indentures related to the Convertible Notes require that we comply with certain covenants, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, the RP Ulacamten RPA, the RP Aficamten RPA and the RP OM RPA contain certain covenants applicable to us, including among other things, development and commercialization diligence obligations in connection to MYQORZO, omecamtiv mecarbil and ulacamten and reporting obligations, which could also restrict our business and operations, particularly in connection to our development and commercialization of MYQORZO, omecamtiv mecarbil and ulacamten.

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

We have no rights to repurchase the revenue interests in drug products containing aficamten, omecamtiv mecarbil, or ulacamten (other than, in respect of ulacamten only, in connection with a change of control of Cytokinetics) sold to affiliates of Royalty Pharma, thereby limiting our ability to eliminate future applicability of the covenants contained in the RP Ulacamten RPA, the RP OM RPA and the RP Aficamten RPA, and although we have voluntary prepayment rights under the RP Multi Tranche Loan Agreement and the RP OM Loan Agreement, any voluntary prepayment rights under the RP Multi Tranche Loan Agreement require that we pay 190% of the principal amount of amounts disbursed to us as tranche 1, tranche 4, tranche 5, tranche 6, and tranche 7 loans, thereby making it potentially disadvantageous to voluntarily prepay RPDF prior to the final maturity date applicable to loans outstanding under the RP Multi Tranche Loan Agreement.

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

The Convertible Notes may be converted into cash and/or shares of our common stock (subject to our right or obligation to pay cash in lieu of all or a portion of such shares). If shares of our common stock are issued to the holders of the Convertible Notes upon conversion, there will be dilution to our stockholders’ equity, and the market price of our shares may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale or potential sale of shares issuable upon conversion of the Convertible Notes could also encourage short sales by third parties, creating additional selling pressure on our stock. The existence of the Convertible Notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities.

We will depend on Sanofi for the development and commercialization of aficamten in China and Bayer for the development and commercialization of aficamten in Japan.

Under the terms of our license and collaboration agreements, Sanofi is responsible for the development and commercialization of aficamten (to be commercialized as MYQORZO) in China and Bayer is responsible for the development and commercialization of aficamten in Japan. The timing and amount of any milestone and royalty payments we may receive under our license and collaboration agreements from Sanofi and Bayer will depend in part on the efforts and successful commercialization of aficamten by our out-license partners. We do not control the individual efforts of out-license partners, and any failure by our partners to devote sufficient time and effort to the development and commercialization of aficamten or to meet their respective obligations to us, including for future milestone and royalty payments; or to satisfactorily resolve significant disagreements with us could each have an adverse impact on our financial results and operations. We depend on our partners to comply with all applicable local laws relative to the development and commercialization of aficamten. If our partners violate, or are alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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

Our ability to use our federal and state NOLs to offset potential future taxable income and reduce related income taxes depends upon our generation of future taxable income. We cannot predict with certainty when, or whether, we will generate sufficient taxable income to use our NOLs. Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization. We completed a Section 382 analysis through December 31, 2025, and concluded that an ownership change, as defined under Section 382, had not occurred

Any material limitation or expiration of our NOLs and tax credit carryforwards may harm our future net income by effectively increasing our future effective tax rate, which could result in a reduction in the market price of our common stock.

Legal and Compliance Risks

Legislation, such as the Inflation Reduction Act, or IRA, and the One Big Beautiful Bill Act, or OBBA, and potential future legislation may increase the difficulty and cost for us to obtain regulatory approval of, and to commercialize our products and to obtain Medicare coverage by 3rd party plans and affect the prices we may obtain upon commercialization.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell MYQORZO or any other drug candidates for which we obtain regulatory approval.

For example, in August 2022, the Inflation Reduction Act, or IRA, was signed into law, which, among other things, includes prescription drug provisions that may impact product pricing including the potential for net price reductions and/or the ability to increase price beyond the level of inflation over the lifecycle of our products, and/or may increase our rebate obligation to Medicare. The IRA implements inflation rebates in Medicare when a drug’s Average Manufacturer Price (AMP, in Part D) or Average Sale Price (ASP, in Part B) rises faster than the inflation index (CPI-U). In addition, the Part D drug benefit caps beneficiary spending at $2,000, eliminates the coverage gap for patients, and modifies, beginning in 2025, liabilities for drug manufacturers by replacing the 70% discount in the Coverage gap with a 10% discount in the Initial Coverage phase and a 20% discount in the Catastrophic phase. The IRA may also impact our ability to achieve broad coverage of our products by Medicare Plans as the IRA reduces the government’s and beneficiaries’ liability for drug spending while shifting costs to health plans and drug manufacturers. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. In addition, an executive order issued by the White House on May 12, 2025, [directs the Department of Health and Human Services ("HHS") to implement a “Most Favored Nation” drug pricing policy], and the recently-enacted One Big Beautiful Bill Act imposes new restrictions on funding for government health care programs and on individual eligibility for coverage under those programs, which may lead to lower reimbursements for drugs covered by those programs. More recently, HHS has begun announcing new drug payment models to lower drug prices for government health care program beneficiaries, such as the GUARD and GENEROUS models announced by the agency in late 2025. These models would use the prices other countries pay for drugs as benchmarks for determining whether manufacturers are required to offer additional rebates.

We cannot be sure whether additional legislation or rulemaking related to these developments will be issued or enacted, or what impact, if any, such changes will have on the profitability of MYQORZO, or any of our drug candidates, if approved for commercial use, in the future.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. However, we cannot predict the timing or substance of proposals that may be adopted in the future, particularly in light of the difficulty of advancing legislation through Congress. The continuing efforts of governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare, including by imposing price controls, may adversely affect the demand and/or potential sales for MYQORZO and our product candidates for which we obtain regulatory approval and our ability to set a price that we believe is fair for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Activities to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that government authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid in the United States, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare programs would significantly impact our ability to commercialize, sell or distribute any drug. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We may be subject to costly product liability or other liability claims and may not be able to obtain adequate insurance.

The use of our drugs and drug candidates in clinical trials or by commercial patients may result in adverse events. We cannot predict all the possible harms or adverse events that may result from our clinical trials. We cannot predict all the possible harms or adverse events that may result from our clinical trials or the commercial use of any commercial products that may be approved in the future. We currently maintain limited product liability insurance, but such insurance may not be sufficient to cover any damages for which we may become liable, and we may be unable to continue to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. Beyond insurance, we may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim.

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

Litigation may substantially increase our costs and harm our business.

We have been, and may in the future become, party to lawsuits including, without limitation, actions, claims and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property, and employment matters and policies, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such claims or litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such claims or lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.

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

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs, supply chain partners, collaboration partners and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. As use of information technology systems has increased, deliberate attacks and attempts to gain unauthorized access to computer systems and networks have increased in frequency and sophistication. Furthermore, cybersecurity incidents increasingly involve the use of artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks. Our information technology, systems and networks are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. We are also potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. We have in the past and may in the future be subject to security breaches. In December 2019, our IT systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. Although we do not believe that we have experienced any material losses related to security breaches, including in recent email “phishing” incidents or the ransomware attack, there can be no assurance that we will not suffer such losses in the future. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm, and it may take considerable time for us to investigate and evaluate the full impact of cyberattacks, particularly for sophisticated attacks, which may inhibit our ability to provide prompt, full, and reliable information about cybersecurity incidents to our customers, regulators, and the public. While we have implemented measures to protect our data security and information technology systems, such measures may not prevent these events. Any such breaches of security and inappropriate access could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to cybersecurity incidents, attacks and other related incidents.

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

Our stock price experiences significant volatility, which often does not directly relate to our operating performance. For example, in 2024, the closing price of our common stock on the Nasdaq Global Select Market ranged from $46.36 to $108.06. Factors that have caused and could cause in the future volatility in the market price of our common stock include, but are not limited to: announcements concerning MYQORZO; any of the clinical trials for our drug candidates (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points); the commencement, settlement or adverse conclusion of litigation or a governmental investigation; failure or discontinuation of any of our research programs; issuance of new or changed securities analysts’ reports or recommendations; market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors; actual or anticipated fluctuations in our financial and operating results; substantial sales of our common stock by our existing stockholders, whether or not related to our performance; and other factors described in this “Risk Factors” section.

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

Oversee Third-Party Risk

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

Risks from Cybersecurity Threats

Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us. However, we face ongoing risks from cybersecurity threats that may materially affect the Company in the future. For more information, see Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the discussion under the heading “Significant disruptions of information technology systems or breaches of data security could adversely affect our business”.

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

Management’s Role Managing Risk

Our Chief Information Security Officer, Chief Executive Officer and Chief Financial Officer play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide cybersecurity briefings to the Audit Committee on a regular basis, at least once per year. These briefings encompass a broad range of topics, including as applicable: the current cybersecurity landscape and emerging threats, the status of ongoing cybersecurity initiatives and strategies, incident reports and learnings from any cybersecurity events, and compliance with regulatory requirements and industry practices.

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

Monitor Cybersecurity Incidents

The CISO is responsible for staying apprised of the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The CISO implements and oversees processes for the monitoring of our information systems. This includes the deployment of security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan. This plan includes immediate actions designed to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Our Chief Information Security Officer regularly informs our executive management team of material cybersecurity risks and incidents. This is how executive management is kept abreast of our cybersecurity posture and potentially material cybersecurity risks facing Cytokinetics. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated by any of our executive officers to the Audit Committee, so that the Audit Committee can oversee and provide guidance on critical cybersecurity issues.

ITEM 2. PROPERTIES

Our material facilities consist of 234,892 square feet of leased office and laboratory space at 350 Oyster Point, South San Francisco, California. Our lease over this property expires in 2033.

We believe that these facilities are suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Judah Seidman, Individually and on Behalf of All Others Similarly Situated, Plaintiff, v. Cytokinetics, Incorporated and Robert I. Blum, Civil Action No.: 3:25-cv-07923

On September 17, 2025, a stockholder class action lawsuit (the "Action") was filed against the Company and its chief executive officer in the United States District Court for the Northern District of California, alleging certain violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Action was purportedly filed on behalf of a class consisting of all investors who purchased or otherwise acquired our common stock between December 27, 2023 and May 6, 2025. The Action alleges that the Company made materially false and misleading statements regarding the timeline for the NDA regulatory approval process for aficamten and that the Company failed to disclose related material risks. The complaint seeks unspecified damages, legal fees, and costs. On December 22, 2025, a lead plaintiff was appointed. The deadline for the lead plaintiff to file an amended compliant is March 10, 2026. We dispute any allegations of wrongdoing and intend to vigorously defend against the Action and expect to file a motion to dismiss within 60 days of the lead plaintiff filing an amended complaint.

We are not presently a party to any other legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

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

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) The Nasdaq Composite Index, and (ii) The Nasdaq Biotechnology Index. The graph assumes (a) $100 was invested on December 30, 2020 in each of our common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index, and (b) the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date.

$100 investment in stock or index	12/30/2020	12/31/2021	12/31/2022	12/31/2023	12/30/2024	12/31/2025
Cytokinetics, Inc.	$100.00	$219.35	$220.50	$401.78	$226.37	$305.77
Nasdaq Composite Index	100.00	121.39	81.21	116.47	149.83	180.33
Nasdaq Biotechnology Index	100.00	99.37	88.53	91.84	90.58	119.92

Holders of Record

As of February 23, 2026, we had 38 holders of record of common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel muscle activators and muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. We have discovered and are developing muscle-directed investigational medicines that may potentially improve the healthspan of people with devastating cardiovascular and neuromuscular diseases of impaired muscle function. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. As a leader in muscle biology and the mechanics of muscle performance, we are discovering and developing small molecule drug candidates specifically engineered to impact muscle function and contractility with objective to build a sustainable specialty biopharmaceutical business.

Our first commercial product is MYQORZO™ (aficamten), 5 mg, 10 mg, 15 mg, and 20 mg tablets which the FDA approved in December 2025. MYQORZO has since been approved in both the European Union and China. MYQORZO is an allosteric and reversible inhibitor of cardiac myosin motor activity. The approval of MYQORZO included a risk evaluation and mitigation strategy (REMS) program to ensure the benefits of the drug outweigh the risk of heart failure due to systolic dysfunction. In patients with oHCM, myosin inhibition with MYQORZO reduces cardiac contractility and left ventricular outflow tract obstruction. MYQORZO became available for prescription to patients on January 27, 2026 in the United States. We expect that MYQORZO will be made available in the European Union (starting with Germany in the second quarter) and China in 2026

For further information regarding our business, refer to Part I, Item 1. Business of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments and a summary of our borrowings and working capital as of December 31, 2025 and 2024 are summarized as follows (in millions):

	December 31, 2025	December 31, 2024
	(In millions)
Financial assets:
Cash and cash equivalents	$122.5	$94.9
Short-term investments	759.7	981.2
Long-term investments	335.0	145.1
Total cash, cash equivalents, and marketable securities	$1,217.2	$1,221.2
Borrowings:
Term loans (including related derivative liabilities measured at fair value)	$297.6	$116.0
Convertible notes, net	890.6	552.4
Liabilities related to RPI transactions measured at fair value	137.2	137.0
Total borrowings	$1,325.4	$805.4
Working capital:
Current assets	$917.0	$1,107.9
Current liabilities	202.5	179.7
Working capital	$714.5	$928.2

The following table shows a summary of our cash flows for the periods set forth below (in millions):

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Net cash used in operating activities	$(510.0)	$(395.9)	$(414.3)
Net cash (used in) provided by investing activities	16.7	(553.1)	239.3
Net cash provided by financing activities	524.5	930.6	221.3
Total	$31.2	$(18.4)	$46.3

Sources and Uses of Cash

We funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreements, and revenue interest agreements, strategic alliances, long-term debt, other financings and interest on investments. We have generated significant operating losses since our inception. Our expenditures have historically been primarily related to research and development activities but have recently and will increasingly relate to our commercial readiness activities and general commercialization activities of our drug products. In December 2025, the FDA approved MYQORZO, 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms, with sales of MYQORZO commencing in the first quarter of 2026. Accordingly, we will be increasingly relying on revenues generated from commercial sales of MYQORZO and/or traditional financing activities to fund our operations and cash expenditures.

Cash Flows Used in Operating Activities

Net cash used in operating activities of $510.0 million and $395.9 million for 2025 and 2024, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support research and development as well as commercial readiness. Net loss for 2025 and 2024 included, among other items: stock-based compensation, interest expense on liabilities related to revenue participation right purchase agreements and debt, and/or changes in fair values related to derivative liabilities and liabilities related to RPI Transactions and the debt conversion expense due to 2027 Note repurchase.

Cash Flows Used in Investing Activities

Net cash used in investing activities of $16.7 million for 2025 was primarily due to maturities of investments, offset by purchases of investments and property, plant and equipment.

Net cash used in investing activities of $553.1 million for 2024 was primarily due to purchases of investments, offset by maturities of investments.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities of $524.5 million in 2025 was primarily attributable to the issuance of the 2031 Notes of $750 million, $75.0 million and $100.0 million in proceeds from the drawing on Tranche 4 and Tranche 5 of the RP Multi Tranche Term Loan, respectively, and net proceeds from stock-based award activities partially offset with the 2031 Notes debt issuance costs of $20.4 million and the exchange of $402.5 million of 2027 Notes.

Net cash provided by financing activities of $930.6 million in 2024 was due to $250.0 million in proceeds from the 2024 RPI Transactions, $563.2 million of net proceeds from a public offering of common stock and issuances of common stock of $93.6 million under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co, discussed below, and stock-based award activities.

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

The RP OM Loan Agreement provides for a loan in the principal amount of $100.0 million that was drawn at the closing with no remaining amounts available for disbursement. The loan under the RP OM Loan Agreement matures on the 10 year anniversary of the funding date and is repayable in quarterly installments, the amounts of which will depend on the occurrence of certain events related to the results and timing of COMET-HF and potential regulatory approvals of omecamtiv mecarbil, as follows:

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

Pursuant to the RP Ulacamten RPA, RPI ICAV purchased rights to up to 4.5% of worldwide net sales of drug products containing ulacamten by us, our affiliates or licensees, in exchange for up to $200 million in consideration, $50 million of which was paid upfront and, following the initiation of the first Phase 3 clinical trial (or the Phase 3 portion of the first Phase 2b/3 clinical trial) in HFpEF for ulacamten, at RPI ICAV’s sole discretion, up to in aggregate $150 million to fund 50.0% of the research and development cost of ulacamten. The initial $50 million paid to us entitles RPI ICAV to 1% of worldwide net sales of drug products containing ulacamten by us, our affiliates, or licenses. We will not know for certain whether any additional funding under the RP Ulacamten RPA may be available to us until the conclusion of AMBER-HFpEF, the results of the trial are known, and RPI ICAV has decided to exercise its option to purchase an incremental 3.5% revenue interest on our future annual worldwide net sales of drug products containing ulacamten or not.

2022 Royalty Pharma Transactions

In January 2022, we entered into a series of financing agreements with affiliates of Royalty Pharma, including the RP Multi Tranche Loan Agreement, and the RP Aficamten RPA.

Under the RP Multi Tranche Loan Agreement, we have drawn $275 million as of December 31, 2025. The remaining $175 million tranche 7 loan is also available to us now that the conditions for reimbursement, namely approval of our NDA for aficamten in patients with oHCM on or prior to December 31, 2025, have been met. We expect to draw Tranche 7 unless we are able to meet our financing requirements through more favorable funding sources.

Each term loan under the RP Multi Tranche Loan Agreement matures on the 10 year anniversary of the funding date for such term loan and is repayable in quarterly installments of principal, interest and fees commencing on the last business day of the seventh full calendar quarter following the calendar quarter of the applicable funding date for such term loan, with the aggregate amount payable in respect of each term loan (including interest and other applicable fees) equal to 190% of the principal amount of the tranche 1, tranche 4, tranche 5, tranche 6, and tranche 7 term loans (such amount with respect to each term loan, “Final Payment Amount”). We commenced repayment of the RP Multi Tranche Loans in the fourth quarter of 2023 and will pay approximately $20.2 million in interest and principal on the term loans in 2026.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 22.6% and 23.5% as of December 31, 2025 and 2024, respectively.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the RP OM Liability is reassessed periodically and is not reduced below 0%. The imputed rate of interest on the carrying value of the RP OM Liability was 0.0% and approximately 0.1% as of December 31, 2025 and 2024, respectively.

Convertible Notes

On November 13, 2019, we issued $138.0 million aggregate principal amount of 2026 Notes. On July 6, 2022, we issued $540.0 million aggregate principal amount of 2027 Notes and used approximately $140.3 million of the net proceeds from the offering of 2027 Notes and issued 8,071,343 shares of common stock to repurchase approximately $116.9 million aggregate principal amount of the 2026 Notes pursuant to privately negotiated exchange agreements entered into with certain holders of the 2026 Notes concurrently with the pricing of the offering of the 2027 Notes. As a result of the partial repurchase of the 2026 Notes, we recorded a debt conversion expense of $22.2 million, consisting of the difference between the consideration to the holders pursuant to the exchange agreements and the if-converted value of the 2026 Notes under the original terms.

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

As of December 31, 2025, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding reflected in current liabilities, $140.5 million of aggregate principal amount of 2027 Notes outstanding reflected in long term liabilities, and $750.0 million of aggregate principal amount of 2031 Notes outstanding in long term liabilities. The 2026 Notes and the 2027 Notes are redeemable, in whole or in part (subject to the Partial Redemption Limitation, in the case of the 2027 Notes), at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the applicable maturity date, at a cash redemption price equal to the principal amount of the relevant Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for the relevant notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice. On or after October 6, 2028, the 2031 Notes will be redeemable, in whole or in part (subject to the Partial Redemption Limitation), at our option at any time and from time to time, and, in the case of any partial redemption, on or before the 40th scheduled trading day before the maturity date for the 2031 Notes, at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the 2031 Notes are also freely tradable and all accrued and unpaid additional interest, if any, has been paid in full, as of the first interest payment date occurring on or before such redemption notice date, and the last reported sale price per share of our common stock exceeds 130% of the conversion price for the 2031 Notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice.

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

Greater China Out-license for Aficamten

In July 2020, we entered into a license and collaboration agreement with Corxel, pursuant to which we granted to Corxel an exclusive license to develop and commercialize aficamten in China and Taiwan. In December 2024, Corxel assigned its rights and obligations under our license and collaboration agreement to Genzyme Corporation, an affiliate of Sanofi. In 2024, we recognized $15.0 million dollars from Corxel in connection with a modification of the original license prior to the assignment of Corxel's rights under our license and collaboration agreement for the development and commercialization of aficamten to Sanofi, and we may be eligible for another $10.0 million milestone payment from Corxel if certain conditions are met.

In the fourth quarter of 2025, we recognized $15.0 million in aggregate milestone revenues from Sanofi upon approval of MYQORZO in each of the United States and China. We may be eligible to receive future milestone payments from Sanofi totaling up to $135.0 million for the achievement of certain development and commercial milestone events in connection to sales of MYQORZO and development of aficamten in nHCM.

In addition, Sanofi will pay us tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten, including MYQORZO, in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Sanofi Aficamten License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term. We expect royalty revenues in 2026 to be immaterial as Sanofi begins initial commercialization activities in China.

Japan Out-license for Aficamten

In November 2024, we entered into a license and collaboration agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, pursuant to which we granted to Bayer an exclusive license to develop and commercialize aficamten in Japan, subject to certain reserved development rights. Under the terms of the Bayer License Agreement, we received an up-front payment of €50.0 million (equivalent to $52.4 million at the time of payment) which was recorded as deferred revenue at December 31, 2024 and was recognized in 2025 upon completion of certain performance technology transfer obligations. We recognized revenue associated with two clinical milestones totaling €10 million (equivalent to $11.8 million) in 2025. We expect to recognize an additional €10 million milestone payment in the first quarter of 2026 as a result of our first commercial sale of MYQORZO in the United States. We may also be eligible to receive up to an additional €70 million in milestones upon first commercial sale of aficamten in each of oHCM and nHCM in Japan and nHCM in the United States. We are also eligible for an additional €490 million in commercial milestone payments upon the achievement by Bayer of certain sales milestones and tiered royalties on the net sales of pharmaceutical products containing aficamten in Japan ranging from the high teens to the low thirty percents, subject to certain reductions for generic competition, expiration of certain patents and payments for licenses to third-party patents, until the latest of the expiration of certain patents, the expiration of regulatory exclusivity for the Product in Japan, and the end of a minimum specified term.

At-the-Market Sales of Common Stock

On March 1, 2023, we entered into the Amended ATM Facility, with Cantor, under which we may offer and sell, from time to time at our sole discretion, shares of Common Stock having an aggregate offering price of up to $300.0 million through Cantor, as sales agent. The Amended ATM Facility amends, restates and supersedes the Controlled Equity Offering Sales Agreement dated as of March 6, 2019 between the Company and Cantor.

Under the Amended ATM Facility, Cantor sold Common Stock by a method that was deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or any other trading market for Common Stock. Cantor was required to use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We were required to pay Cantor a commission of up to 3.0% of the aggregate gross sales proceeds of any common stock sold through Cantor under the Amended ATM Facility, and we provided Cantor with customary indemnification rights. In 2023 and 2024, we issued 5,016,170 shares of our common stock for net proceeds of $164.2 million and 1,237,460 shares of our common stock for net proceeds of $93.6 million, respectively, under the Amended ATM Facility.

We exercised our rights to terminate the Amended ATM Facility with Cantor in February 2025.

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of Common Stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of December 31, 2025, we have not sold any shares of Common Stock under the Open Market Sale AgreementSM with Jefferies LLC.

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

Future Uses of Cash

We expect that general and administrative expenses will significantly increase in 2026. In December 2025, MYQORZO was approved by the FDA, and accordingly, our sales and marketing expenses will increase significantly as we engage in commercialization activities in the United States. In February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (New York Heart Association, NYHA, class II-III) obstructive hypertrophic cardiomyopathy in adult patients, which means that we will significantly increase commercial readiness activities in Europe, initially in Germany, with commercial readiness activities in other major European countries to follow,

In future periods, we also expect to incur substantial costs as we expand our research programs and continue development activities, including for the conduct of our on-going clinical trials for aficamten, omecamtiv mecarbil, ulacamten and CK-089. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection to clinical development, and we expect to file investigational new drug applications. Cytokinetics and multiple third-party contract development manufacturing organizations entered into various scopes of work with respect to the manufacturing of aficamten.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•
the initiation, progress, timing, scope and completion of preclinical research, non-clinical development, CMC, and clinical trials for our drug candidates and other compounds;
•
the time, costs and outcomes of regulatory reviews or other regulatory actions related to our drugs and drug candidates,
•
the jurisdictions in which we are granted regulatory approvals and thus are able to successfully launch our products for commercial sale;
•
delays that may be caused by requirements of regulatory agencies;
•
our level of funding for the development of current or future drugs and drug candidates;
•
the number of drug candidates we pursue and the stage of development that they are in;
•
the costs involved in filing and prosecuting patent applications and attacking, enforcing or defending patent claims;
•
our ability to establish and maintain selected strategic alliances required for the development of drug candidates and commercialization of our drugs and future drugs, if any;
•
our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;
•
our plans or ability to engage third-party manufacturers for our drugs or drug candidates;
•
our plans or ability to build or access sales and marketing capabilities, including commercial infrastructure and distribution capabilities, and to achieve market acceptance for MYQORZO and potential future drugs;
•
the expansion and advancement of our research programs;
•
the hiring of additional employees and consultants;
•
the acquisition of technologies, products and other business opportunities that require financial commitments;
•
our revenues from commercialization of MYQORZO and successful development and commercialization of any other drug candidates;
•
the cost of additional construction to expand our headquarters in South San Francisco and the cost in relation to expanding our leased office facilities in Radnor, Pennsylvania or other leased office spaces in Europe; and
•
the payments due for interest on the term loan and convertible debt;

We have incurred an accumulated deficit of approximately $3.5 billion since inception and there can be no assurance that we will attain profitability. Although we have one approved product at this time, we remain subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. With the recent FDA approval of MYQORZO in December 2025, we have only recently started generating revenues from the commercial sale of our drugs. Therefore, our success is dependent on our ability to generate substantial revenues from MYQORZO or potentially obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms, including as a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and potential future bank failures in the United States. Additionally, there can be no assurance that MYQORZO or any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

Based on the current planning assumptions, we believe that our existing cash and cash equivalents, investments and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 12 months. If, at any time, our prospects for internally financing programs and activities decline, we may decide to reduce expenses across the business. Alternatively, we may raise funds through strategic relationships, public or private financings or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all, or in accordance with our planned timelines. Furthermore, financing obtained through future strategic relationships may require us to forego certain commercialization and other rights to our drug candidates. Similarly, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Segment Information

We have one primary business activity and operate in one reportable segment.

Results of Operations

A discussion of our results of operations for the year ended December 31, 2023 and year-to-year comparisons between 2024 and 2023 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K under the heading "Results of Operations."

Revenues

Our revenues since inception were primarily from our strategic alliances. We did not generate any revenue from commercial product sales prior to the year ended December 31, 2025. With the approval of MYQORZO for adults with symptomatic oHCM by the FDA in December 2025, we expect to start generating product revenue in the first quarter of 2026, and we expect commercial product revenues to increase over time as MYQORZO is accepted by physicians and patients.

Revenues in 2025, 2024, and 2023 were as follows (in millions):

	Years Ended December 31,			Change
	2025	2024	2023	2025-2024	2024-2023
	(In millions)
License and milestone revenues	$79.4	$15.0	$3.5	$64.4	$11.5
Collaboration revenues	8.7	3.5	4.0	5.2	(0.5)
Total revenues	$88.1	$18.5	$7.5	$69.6	$11.0

License and milestone revenues for 2025 were from Bayer and Sanofi. Under the Bayer licensing agreement, we recognized $52.4 million related to the successful completion of the technology transfer and $11.8 million related to certain clinical milestones in 2025. Under the Sanofi License Agreement, we recognized $15.0 million in December 2025 as a result of milestones triggered by approvals of MYQORZO in the United States and China.

Collaboration revenues in 2025 were primarily from Bayer under the Bayer License Agreement related to certain research and development cost reimbursements.

As of December 31, 2025, the receivables balance is primarily comprised of $2.6 million related to Bayer and $15.1 million related to Sanofi.

In November 2024, we entered into a license and collaboration agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, pursuant to which we granted to Bayer an exclusive license to develop and commercialize aficamten in Japan, subject to certain reserved development rights. Under the terms of the Bayer License Agreement, we received an up-front payment of €50.0 million which was initially deferred at December 31, 2024 and was recognized in 2025 upon completion of certain technology transfer performance obligations, as discussed above.

License and milestone revenues recognized in 2024 were attributable to a $15.0 million non-refundable upfront payment from Corxel in the fourth quarter of 2024 in connection with a modification of the original license prior to the assignment of Corxel’s rights under our license and collaboration agreement for the development and commercialization of aficamten in China and Taiwan to Sanofi. The $15.0 million was reflected as a receivable at December 31, 2024.

Collaboration revenues in 2024 were primarily from Corxel under our collaboration and license agreement with Corxel. As of December 31, 2024 receivables of $1.5 million were recorded related to Corxel.

Research and Development Expenses

We incur research and development expenses associated with both partnered and our own research activities, which we finance from our own cash-on-hand, financing arrangements with third parties, and reimbursement from our collaboration partners.

Research and development expenses for 2025, 2024, and 2023 were as follows (in millions):

	Years Ended December 31,			Change
	2025	2024	2023	2025-2024	2024-2023
External costs:	(In millions)
Aficamten	$104.5	$90.8	$91.3	$13.7	$(0.5)
Omecamtiv Mecarbil	20.0	11.0	6.8	9.0	4.2
Other programs	13.3	15.2	40.8	(1.9)	(25.6)
Unallocated	48.9	35.2	30.3	13.7	4.9
Total external costs	186.7	152.2	169.2	34.5	(17.0)
Internal costs:
Employee related	171.5	136.5	110.2	35.0	26.3
Facilities, lab supplies and other	57.8	50.7	50.7	7.1	—
Total internal costs	229.3	187.2	160.9	42.1	26.3
Total research and development expenses	$416.0	$339.4	$330.1	$76.6	$9.3

Research and development expenses increased to $416.0 million in 2025 from $339.4 million in 2024, primarily due to advancing our clinical trials, higher personnel related costs including stock based compensation and medical affairs related activities.

We continue to develop aficamten to treat both oHCM and nHCM in two additional clinical trials: (i) ACACIA-HCM is a Phase 3 clinical trial for patients with symptomatic nHCM, and (ii) CEDAR-HCM, our placebo-controlled and open-label extension clinical trial to evaluate the efficacy, pharmacokinetics (PK) and safety of aficamten in a pediatric population with symptomatic oHCM. Additionally, we have FOREST-HCM which is an open label extension study designed to assess the long-term safety and tolerability of aficamten in patients with HCM.

We continue to develop omecamtiv mecarbil in COMET-HF, a Phase 3 clinical trial of omecamtiv mecarbil in patients with symptomatic HFrEF with severely reduced ejection fraction. The intention of the $100 million RP OM Loan Agreement was to partially cover the costs of COMET-HF.

We continue to develop ulacamten in AMBER-HFpEF, a Phase 2 clinical trial of ulacamten in patients with symptomatic HFpEF, in which patient enrollment commenced in the first quarter of 2025. The $50 million in proceeds from the RP Ulacamten RPA are intended to offset expenses related to the conduct of AMBER-HFpEF. If the results of AMBER-HFpEF are supportive of continuing the development of ulacamten and commencing a Phase 3 clinical trial, Royalty Pharma has the option to cover potentially 50% of the continued development of ulacamten up to $150 million, subject to Royalty Pharma’s opt-in right to acquire an additional 3.5% revenue interest in our or our licensee’s future worldwide net sales of drug products containing ulacamten.

In the fourth quarter of 2024, we announced that the first participants have been dosed in a Phase 1 randomized, double-blind, placebo-controlled, multi-part, single and multiple ascending dose clinical study of CK-089 in healthy human participants. CK-089 is a fast skeletal muscle troponin activator with potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-089 when administered orally as single or multiple doses to healthy participants. The study design includes single ascending dose cohorts and multiple-dose ascending cohorts comprised of 10 participants each. Our clinical development program for CK-089 is subject to a partial clinical hold from FDA that limits our ability to dose patients at doses anticipated to result in plasma exposures higher than certain levels, which may limit the ability of our Phase 1 trial to identify a therapeutic dose for CK-089. We conducted a Phase 1 evaluation, and we are in ongoing discussions with regulatory authorities to inform next steps.

We expect that research and development expenses will be flat to declining in 2026 relative to 2025 due to the completion of MAPLE in 2025, the expected completion of ACACIA-HCM in the second half of 2026 partially offset by the continuation of COMET-HF,AMBER HFpEF and CEDAR-HCM.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including, but not limited to, finance, human resources, legal, business and corporate development and strategic planning. Other significant costs include commercial readiness costs, facilities costs, consulting costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and regulatory compliance.

General and administrative expenses by program for 2025, 2024, and 2023 were as follows (in millions):

	Years Ended December 31,			Change
	2025	2024	2023	2025-2024	2024-2023
	(In millions)
Total general and administrative expenses	$284.3	$215.3	$173.6	$69.0	$41.7

General and administrative expenses increased to $284.3 million in 2025 from $215.3 million in 2024, primarily due to investments toward commercial readiness including the hiring of our U.S. sales force primarily in the fourth quarter of 2025 and higher non-sales personnel related costs.

We expect sales, general and administrative expenses to increase significantly in 2026. With the approval of MYQORZO in the United States, we expect to incur additional expenses for commercial activities, included, but not limited to, the full year impact of the U.S. sales force, training and education, the implementation of compliance systems, patient support programs, sales and marketing expenses. In addition, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion recommending marketing authorization in the European Union for MYQORZO for the treatment of adults with symptomatic oHCM, (New York Heart Association class II-III), and therefore, we expect to incur similar expenses for commercial readiness activities in Europe but with additional expenses for the establishment of a corporate infrastructure to enable commercialization activities in key European markets, beginning in Germany with other major European markets to follow.

Interest Expense

Interest expense for 2025, 2024, and 2023 were as follows (in millions):

	Years Ended December 31,			Change
	2025	2024	2023	2025-2024	2024-2023
	(In millions)
Term loans	$22.3	$9.7	$5.1	$12.6	$4.6
2026 Notes	1.0	1.0	1.0	—	—
2027 Notes	17.5	22.1	22.0	(4.6)	0.1
2031 Notes	4.7	—	—	4.7	—
Other	0.1	4.9	0.2	(4.8)	4.7
Total interest expense	$45.6	$37.7	$28.3	$7.9	$9.4

Term loan interest increased year over year due to drawing on Tranche 4 and Tranche 5 in 2025 and incurring a full year of interest on Tranche 6 of the RP Multi Tranche Loan. In September 2025, we issued the 2031 Notes and used the net proceeds and common stock to partially repurchase the 2027 Notes reducing 2027 Notes interest expense and incurring 2031 Notes interest expense. Interest expense in 2024 includes approximately $4.8 million of financing fees related to the 2024 RPI Transactions.

Interest expense in 2026 is expected to increase further because of the $100 million drawn in October 2025 for Tranche 5 which will be outstanding for the entirety of 2026. Interest expense may increase further if we draw on Tranche 7.

Debt conversion expense

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

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA in 2025, 2024, and 2023 were as follows (in millions):

	Years Ended December 31,			Change
	2025	2024	2023	2025-2024	2024-2023
	(In millions)
RP OM Liability	$0.1	$0.1	$3.9	$—	$(3.8)
RP Aficamten Liability	58.2	48.7	25.5	9.5	23.2
Total non-cash interest expense recognized	$58.3	$48.8	$29.4	$9.5	$19.4

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid pursuant to RP Aficamten RPA over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the RP Aficamten RPA Amendment entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 22.6% as of December 31, 2025 and 23.5% as of December 31, 2024. The decline in the imputed rate of interest is due to a continued refinement of our assumptions including market and patient dynamics.

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid pursuant to RP OM RPA over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability is reassessed periodically and is not reduced below 0%. The imputed rate of interest on the carrying value of the RP OM Liability was 0.0% as of December 31, 2025 and approximately 0.1% as of December 31, 2024.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Interest and Other Income, net

Interest and other income, net for 2025, 2024, and 2023 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Change in fair value liabilities related to RPI transactions and derivative liabilities reflected on the Consolidated Statement of Operations.

The change in fair value liabilities related to the RPI transactions (RP OM Loan Agreement and RP Ulacamten RPA) and the derivative liabilities for the RP Multi Tranche Loan Agreement for the 2025 were as follows (in millions):

	Year Ended December 31		Change
	2025	2024	2025-2024
	(In millions)
RP Ulacamten RPA	$0.3	$(1.3)	$1.6
RP OM Loan	(0.5)	(18.3)	17.8
RP Multi Tranche Loan Agreement Derivatives	4.2	1.3	2.9
Total change in fair value liabilities	$4.0	$(18.3)	$22.3

The fair values of the liabilities related to RPI transactions (RP OM Loan Agreement and RP Ulacamten RPA) are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 10% to 18% as of December 31, 2025), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and ulacamten have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the programs for omecamtiv mecarbil or ulacamten could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 10% to 15% as of December 31, 2025) and other factors.

The total change in the estimated fair value liabilities for 2025, was primarily driven by changes in the discount rates used in the valuation of the 2024 RP OM Loan and the derivatives associated with the RP Multi Tranche Loan Agreement.

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements

Fair Value Liabilities

As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company elected the fair value option for recognition of the liabilities related to 2024 RP OM Loan Agreement and the RP Ulacamten RPA. In accordance with ASC 825, the Company records the liabilities at fair value and remeasures the liabilities at fair value each reporting period with changes in fair value associated with non-credit components are recognized in the consolidated statement of operations and comprehensive loss while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss. The fair value of the liabilities is based on significant unobservable inputs, including the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, discount rates and other estimates, which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and ulacamten have not yet been commercialized, the estimates are highly subjective. We recognized a loss on the change in the estimated fair value of liabilities of approximately $0.2 million in 2025, primarily due to changes in the discount rates used to measure the 2024 RP OM Loan Agreement and the RP Ulacamten RPA. See Note 3 — "Agreements with Royalty Pharma," to our Consolidated Financial Statements for further detail.

Derivative Liabilities

We recognize liabilities of our embedded derivative instruments related to the RP Multi Tranche Loan at fair value in the consolidated balance sheets. Each period, the fair value of the derivative liabilities are recalculated and resulting gains and losses from the changes in fair value of the derivatives with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss. Estimating fair values of derivative instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Since derivative instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes. We recognized a gain on the change in the estimated fair value of the derivative liabilities of approximately $4.2 million in 2025,

Revenue Participation Right Purchase Agreements

We have entered into certain revenue participation right purchase agreements for omecamtiv mecarbil, aficamten, and ulacamten with affiliates of Royalty Pharma, pursuant to which such affiliates purchased rights to royalties from certain revenue streams. We typically account for such agreements as liabilities to be amortized under the effective interest rate method over the life of the related royalty stream, when we have continuing involvement with the underlying research and development activities. We typically account for such agreements as deferred income to be amortized under the units-of-revenue method, when there is no continuing involvement with the underlying research and development activities. We are required to update our estimates, each reporting period, related to the amount and timing of future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. The estimates of the future royalty payment determine the measurement of the non-cash interest expense and the carrying value of the liability.

Revenue participation right purchase agreements are measured using significant unobservable inputs. The estimates of future royalties requires the use of several assumptions such as: the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of eligible patient populations, estimates of prescribing behavior and patient behavior, estimates of pricing, payor reimbursement and coverage, and sales ramp. As MYQORZO sales have not commenced and products containing omecamtiv mecarbil and ulacamten have not yet been approved as of December 31, 2025, the estimates are highly subjective.

The carrying amount of the liabilities are based on our estimate of the future royalties to be paid over the life of the arrangements as discounted using an imputed rate of interest. The imputed rate of interest on the RP Aficamten Liability was approximately 22.6% as of December 31, 2025 and 23.5% as of December 31, 2024. The imputed rate of interest on the RP OM Liability is reassessed periodically, and we have adopted an accounting policy to not reduce the effective borrowing rate below 0%. The imputed rate of interest on the RP OM Liability was 0.0% as of December 31, 2025 and approximately 0.1% as of December 31, 2024. We periodically assess the amount and timing of expected royalty payments and account for any changes in such estimates on a prospective basis.

As of December 31, 2025, we have a total carrying value of approximately $520.6 million of liabilities related to revenue participation right purchase agreements.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2025, our cash and investments totaled $1,217.3 million comprising U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, a global portfolio of corporate debt, money market funds, and repurchase agreements backed by U.S. Treasury securities.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% increase in market interest rates would result in a decline in the value of our investments of approximately $6.0 million and $6.1 million as of December 31, 2025 and December 31, 2024, respectively.

In addition, we have elected the fair value option for certain liabilities. The fair value of the liabilities related to 2024 RP OM Loan Agreement, the RP Ulacamten RPA, and the derivatives of the RP Multi Tranche Loan Agreement will increase as market interest rates decrease. In addition, the fair value of the liabilities may fluctuate based upon changes in the Company’s credit rating. Changes in the interest rate environment and the credit rating of the Company could have an effect on our future earnings. For example, a hypothetical 1% decrease in the discount rates used to measure the 2024 RP OM Loan Agreement, the RP Ulacamten RPA, and the derivatives of the RP Multi Tranche Loan Agreement would result in an increase in the fair value, and the recognition of a loss, of approximately $4.3 million as of December 31, 2025. In 2025 and 2024, we recognized a loss on the change in the estimated fair value of liabilities of approximately $0.2 million and $19.6 million, respectively, primarily due to changes in the discount rates used to measure the 2024 RP OM Loan Agreement and the RP Ulacamten RPA. The discount rates ranged from 10% to 18% as of December 31, 2025 and 10% to 18% as of December 31, 2024.

We had $21.1 million under 2026 Notes with a fixed rate of 4.0%, $140.5 million under 2027 Notes with a fixed rate of 3.5% and $750.0 million under 2031 Notes with a fixed rate of 1.8% outstanding as of December 31, 2025. The convertible notes issued at fixed interest rates are exposed to fluctuations in fair value resulting from changes in market price and interest rates. We do not record our convertible debt at fair value but present the fair value for disclosure purposes (See Note 7, "Debt," to our Consolidated Financial Statements for further information). As of December 31, 2025, the fair value of the 2026 Notes, 2027 Notes and 2031 Notes was estimated at $127.8 million, $200.0 million and $919.7 million using quoted market prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cytokinetics, Incorporated (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audits matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of Revenue Participation Right Purchase Agreements
Description of the Matter

As of December 31, 2025, the liabilities related to revenue participation right purchase agreements, net were $520.6 million. The Company recognized non-cash interest expense on the liabilities related to revenue participation right purchase agreements of $(58.3) million for the year ended December 31, 2025. As described in Note 3 to the consolidated financial statements, the Company has entered into agreements, pursuant to which counterparties purchased rights to receive royalty streams from the net sales of pharmaceutical products containing MYQORZOTM and Omecamtiv Mecarbil. The cash received by the Company from these royalty purchase agreements was initially recognized as a liability related to revenue participation right purchase agreements. The Company is required to update its estimate, each reporting period, related to the amount and timing of future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. The estimates of the future royalty payment determine the measurement of the non-cash interest expense and the carrying value of the liability.

Auditing the Company’s measurement of the revenue participation right purchase agreements was complex due to the significant estimation uncertainty in projecting future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. The estimates of future royalties requires the use of several assumptions such as: the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of eligible patient populations, estimates of prescribing behavior and patient behavior, estimates of pricing and payor reimbursement and coverage, and sales ramp. As MYQORZO sales have not commenced and products containing Omecamtiv Mecarbil have not yet been approved as of December 31, 2025, the estimates are highly subjective.

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

Fair Value Liabilities
Description of the Matter

In May 2025, the Company entered into the 2025 RPI transactions including the 2025 RP OM Loan Agreement, the RP Ulacamten RPA, and the 2022 RP Multi Tranche Loan Agreement Amendment. The Company elected the fair value option for recognition of the liabilities related to 2025 RP OM Loan Agreement and the RP Ulacamten RPA and remeasures the liabilities at fair value each reporting period. In addition, the RP Multi Tranche Loan Agreement has embedded derivatives which are remeasured to fair value each reporting period. As of December 31, 2025, the carrying value of liabilities related to RPI transactions measured at fair value were $ 137.2 million and the derivative liabilities measured at fair value were $ 31.1 million. For the year ended December 31, 2025, the Company recognized a change in fair value of liabilities related to RPI Transactions of $(0.2) million and a change in fair value of derivative liabilities of $4.2 million. As described in Note 3 to the consolidated financial statements, the fair values of the liabilities for the RP OM Loan Agreement and Ulacamten RPA are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates. The fair values of the embedded derivatives are based on significant unobservable inputs, including the probability of change of control and the probability of default.

Auditing the Company’s measurement of the fair value of the 2025 RPI transactions and the ongoing measurement of the fair value liabilities and derivative liabilities was complex due to the significant estimation uncertainty.

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

San Jose, California

February 26, 2026

CYTOKINETICS, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$122,518	$94,857
Short-term investments	759,703	981,157
Accounts receivable	17,764	16,650
Prepaid expenses and other current assets	16,990	15,276
Total current assets	916,975	1,107,940
Long-term investments	335,048	145,055
Property and equipment, net	79,194	65,815
Operating lease right-of-use assets	75,979	75,158
Other assets	17,341	7,705
Total assets	$1,424,537	$1,401,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,337	$20,369
Accrued liabilities	83,278	55,323
Short-term operating lease liabilities	19,111	18,978
Current portion of convertible and long-term debt	41,181	11,520
Derivative liabilities measured at fair value	31,100	11,300
Deferred revenue	1,612	52,370
Other current liabilities	3,833	9,814
Total current liabilities	202,452	179,674
Term loans, net	246,384	93,227
Convertible notes, net	869,597	552,370
Liabilities related to revenue participation right purchase agreements, net	520,559	462,192
Long-term operating lease liabilities	107,970	112,582
Liabilities related to RPI Transactions measured at fair value	137,200	137,000
Total liabilities	2,084,162	1,537,045
Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 326,000,000 shares
Issued and outstanding: 122,943,172 shares at December 31, 2025 and 118,209,139 shares at December 31, 2024	123	118
Additional paid-in capital	2,826,341	2,563,876
Accumulated other comprehensive income	630	2,398
Accumulated deficit	(3,486,719)	(2,701,764)
Total stockholders' deficit	(659,625)	(135,372)
Total liabilities and stockholders' deficit	$1,424,537	$1,401,673

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Collaboration revenues	$8,686	$3,474	$4,030
License and milestone revenues	79,353	15,000	3,500
Total revenues	88,039	18,474	7,530
Operating expenses:
Research and development	416,026	339,408	330,123
General and administrative	284,271	215,314	173,612
Total operating expenses	700,297	554,722	503,735
Operating loss	(612,258)	(536,248)	(496,205)
Interest expense	(45,579)	(37,701)	(28,306)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(58,289)	(48,811)	(29,362)
Interest and other income, net	48,420	51,534	27,629
Change in fair value of derivative liabilities	4,200	1,300	—
Change in fair value of liabilities related to RPI Transactions	(200)	(19,600)	—
Debt conversion expense	(121,249)	—	—
Net loss	$(784,955)	$(589,526)	$(526,244)
Net loss per share — basic and diluted	$(6.54)	$(5.26)	$(5.45)
Weighted-average number of shares used in computing net loss per share — basic and diluted	120,103	111,979	96,524
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities, net	(990)	2,153	3,600
Foreign currency translation adjustments	(778)	255	(20)
Comprehensive loss	$(786,723)	$(587,118)	$(522,664)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2022	94,833,975	$94	$1,481,590	$(3,590)	$(1,585,994)	$(107,900)
Exercise of stock options	1,193,325	2	14,317	—	—	14,319
Vesting of restricted stock units	721,216	1	—	—	—	1
Shares withheld related to net share settlement of equity awards	(262,829)	—	(10,517)	—	—	(10,517)
Issuance of common stock under Employee Stock Purchase Plan	136,065	—	4,140	—	—	4,140
Issuance of common stock under at-the-market offering, net of issuance costs	5,016,170	5	164,228	—	—	164,233
Stock-based compensation	—	—	72,065	—	—	72,065
Unrealized gain on available-for-sale securities, net				3,600		3,600
Foreign currency translation adjustments	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(526,244)	(526,244)
Balance, December 31, 2023	101,637,922	102	1,725,823	(10)	(2,112,238)	(386,323)
Exercise of stock options	2,425,991	3	48,405	—	—	48,408
Vesting of restricted stock units	797,880	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(297,205)	—	(19,631)	—	—	(19,631)
Issuance of common stock under Employee Stock Purchase Plan	140,703	—	4,608	—	—	4,608
Issuance of common stock under at-the-market offering, net of issuance costs	1,237,460	1	93,639	—	—	93,640
Issuance of common stock in public offering, net of issuance costs	11,274,510	11	563,193	—	—	563,204
Issuance of common stock in private placement, net of issuance costs	980,392	1	49,999	—	—	50,000
Exercise of warrants, net	11,335	—	—	—	—	—
Conversion of 2026 Notes	151	—	—	—	—	—
Stock-based compensation	—	—	97,840	—	—	97,840
Unrealized gain on available-for-sale securities, net				2,153		2,153
Foreign currency translation adjustments	—	—	—	255	—	255
Net loss	—	—	—	—	(589,526)	(589,526)
Balance, December 31, 2024	118,209,139	118	2,563,876	2,398	(2,701,764)	(135,372)
Exercise of stock options	1,551,261	2	31,150	—	—	31,152
Vesting of restricted stock units	883,236	1	(13)	—	—	(12)
Shares withheld related to net share settlement of equity awards	(51,909)	—	(2,455)	—	—	(2,455)
Issuance of common stock under Employee Stock Purchase Plan	182,639	—	4,827	—	—	4,827
Induced conversion of convertible notes	2,168,806	2	116,670	—	—	116,672
Stock-based compensation	—	—	112,286	—	—	112,286
Unrealized loss on available-for-sale securities, net				(990)		(990)
Foreign currency translation adjustments	—	—	—	(778)	—	(778)
Net loss	—	—	—	—	(784,955)	(784,955)
Balance, December 31, 2025	122,943,172	$123	$2,826,341	$630	$(3,486,719)	$(659,625)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(784,955)	$(589,526)	$(526,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreement	58,367	48,917	29,474
Stock-based compensation expense	112,286	97,840	72,065
Non-cash lease expense	5,648	4,314	3,750
Loss on disposition of property and equipment	—	45	—
Depreciation of property and equipment	10,125	9,531	11,892
Change in fair value of derivative liabilities	(4,200)	(1,300)	—
Change in fair value of liabilities related to RPI Transactions	200	19,600	—
Realized (loss) gain on investment, net	(25)	(19)	35
Interest receivable and amortization on investments	(15,977)	(32,515)	(15,735)
Non-cash interest expense related to debt	22,901	11,559	7,341
Debt conversion expense	121,249	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,114)	(15,367)	(1,136)
Prepaid and other assets	(2,933)	(2,438)	1,596
Accounts payable	2,663	(4,483)	(3,483)
Deferred revenue	(50,758)	52,370	—
Accrued and other liabilities	33,603	14,182	17,103
Operating lease liabilities	(10,839)	(7,244)	(1,406)
Other non-current liabilities	(6,250)	(1,356)	(9,585)
Net cash used in operating activities	(510,009)	(395,890)	(414,333)
Cash flows from investing activities:
Purchases of investments	(1,063,173)	(1,293,416)	(635,211)
Investment in non-marketable equity security	(5,000)	—	—
Maturities of investments	1,103,645	744,225	870,905
Sales of investments	6,001	—	4,975
Purchases of property and equipment	(24,807)	(3,906)	(1,416)
Net cash (used in) provided by investing activities	16,666	(553,097)	239,253
Cash flows from financing activities:
Repayment of finance lease liabilities	(204)	(939)	(858)
Repayment of term loans	(10,809)	(8,679)	—
Repayment of convertible debt	(402,500)	—	—
Proceeds from issuance of convertible debt, net	729,460	—	—
Proceeds from draw on RPI Multi Tranche Loan	175,000	200,000	50,000
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	—	93,640	164,233
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	563,204	—
Proceeds from issuance of common stock related to private placement, net of issuance costs	—	50,000	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	35,979	53,016	18,459
Taxes paid related to net share settlement of equity awards	(2,468)	(19,631)	(10,517)
Net cash provided by financing activities	524,458	930,611	221,317
Effect of exchange rate changes	(715)	209	(20)
Net (decrease) increase in cash, cash equivalents, and restricted cash	30,400	(18,167)	46,217
Cash, cash equivalents, and restricted cash, beginning of period	95,232	113,399	67,182
Cash, cash equivalents, and restricted cash, end of period	$125,632	$95,232	$113,399
Supplemental cash flow disclosures:
Cash paid for interest	$22,914	$25,970	$10,295
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$6,255	$481	$—
Amounts unpaid for purchases of property and equipment	$2,650	$3,345	$—
Issuance of common stock in connection with repurchase of convertible note	$107,920	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Accounting Policies

Organization

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. We are a biopharmaceutical company focused on discovering, developing and commercializing novel muscle activators and muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. Our flagship commercial product is MYQORZO™ (aficamten), 5 mg, 10 mg, 15 mg, and 20 mg tablets for the treatment of adults with oHCM to improve functional capacity and symptoms, which the FDA approved in December 2025 and which first became available for prescription to patients on or around January 27, 2026

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $3.5 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $785.0 million and net cash used in operations of $510.0 million for the year ended December 31, 2025. Cash, cash equivalents, and investments was $1.2 billion as of December 31, 2025. We anticipate that we will have operating losses and net cash outflows in future periods.

We are subject to risks common to biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, commercialization of our drugs and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us. To date, we have funded operations primarily through sales of our common stock, contract payments under our collaboration agreements, sales of future revenues and royalties, debt financing arrangements, and interest income, but we will increasingly rely on revenues generated from the commercial sales of MYQORZO to fund our operations and cash expenditures. We expect to commence commercial sales in the first quarter of 2026, but there can be no assurance as to the timing or level of revenues from such sales. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings in addition to our commercial sales revenue.

Our success is dependent on our ability to obtain additional capital by entering into financings or new strategic collaborations, and ultimately on our and our collaborators’ ability to successfully develop and market our drugs and drug candidates. We cannot be certain that sufficient funds will be available from financings or such collaborators when needed or on satisfactory terms. Additionally, there can be no assurance that MYQORZO or any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

Based on the current status of our research and development and commercialization activities, we believe that our existing cash, cash equivalents and investments will be sufficient to fund cash requirements for at least the next 12 months after the issuance of these consolidated financial statements. If, at any time, our prospects for financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of one or more of our research or development programs. Alternatively, we might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to concentrations of risk consist principally of cash, cash equivalents, restricted cash, investments, and accounts receivable.i

Our cash, cash equivalents, restricted cash, and investments held with large financial institutions in the United States and deposits may exceed the Federal Deposit Insurance Corporation’s insurance limit.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

A reconciliation of cash, cash equivalents, and restricted cash reported in our consolidated balance sheets to the amount reported within our consolidated statements of cash flows was as follows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$122,518	$94,857
Restricted cash	3,114	375
Total cash, cash equivalents, and restricted cash as reported within our consolidated statement of cash flows	$125,632	$95,232

As of December 31, 2025, our restricted cash balance of $3.1 million, recorded in other assets, is used to collateralize certain credit instruments.

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

Investment in non-marketable equity security

In the first quarter of 2025, we made an equity investment of $5.0 million that does not have a readily determinable fair value. We elected the measurement alternative under which we measure the investment at cost, less any impairment. If we observe price changes in orderly transactions for identical or similar securities of the same issuer, we will remeasure the investment at fair value as of the date of the observable transaction. As of December 31, 2025, the investment has a carrying value of $5.0 million and is classified as “Other assets” on the condensed consolidated balance sheet.

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

Revenue Participation Right Purchase Agreements

We have entered into certain revenue participation right purchase agreements with RPI ICAV, pursuant to which such investors purchased rights to royalties from aficamten and omecamtiv mecarbil revenue streams in exchange for consideration. We account for such agreements as liabilities to be amortized under the effective interest rate method over the life of the related royalty stream, when we have continuing involvement with the underlying R&D. We are required to update our estimates, at each reporting period, related to the amount and timing of future royalty payments to be paid to the counterparties of the revenue participation right purchase agreements. We have adopted an accounting policy to not reduce the effective borrowing rate below 0%. The estimates of the future royalty payment determine the measurement of the non-cash interest expense and the carrying value of the liability.

Revenue participation right purchase agreements are measured using significant unobservable inputs. The estimates of future royalties requires the use of several assumptions such as: the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of eligible patient populations, estimates of prescribing behavior and patient compliance behavior, estimates of pricing, payor reimbursement and coverage, and sales ramp. In December 2025, the FDA approved MYQORZO, 5 mg, 10 mg, 15 mg, and 20 mg tablets for the treatment of adults with oHCM to improve functional capacity and symptoms. As MYQORZO sales have not commenced and products containing omecamtiv mecarbil and ulacamten have not yet been approved as of December 31, 2025, the estimates are highly subjective.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of 2024 RPI transactions

In May 2024, the Company entered into 2024 RPI transactions including the 2024 RP OM Loan Agreement, the RP Ulacamten RPA, the RP Stock Purchase Agreement, the 2022 RP Multi Tranche Loan Agreement Amendment and the RP Aficamten RPA Amendment. As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company elected the fair value option for recognition of the liabilities related to 2024 RP OM Loan Agreement and the RP Ulacamten RPA. In accordance with ASC 825, the Company records the liabilities at fair value and remeasures the liabilities at fair value each reporting period with changes in fair value associated with non-credit components are recognized in Other income (expense), net, while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss. The fair value of the liabilities is based on significant unobservable inputs, including the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, discount rates and other estimates, which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and ulacamten have not yet been commercialized, the estimates are highly subjective.

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

Research and Development Expenditures

Research and development costs are charged to operations as incurred. Research and development expenses consist primarily of clinical trial costs, clinical manufacturing costs, preclinical study expenses, technical operations, inventory manufactured before FDA approval, consulting and other third-party costs, employee compensation, supplies and materials, allocation of overhead and occupancy costs, facilities costs and depreciation of equipment.

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

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Years Ended December 31,
	2025	2024	2023
Options to purchase common stock	10,868	10,420	11,780
Warrants to purchase common stock	—	—	13
Restricted stock and performance units	2,574	1,865	1,375
Shares issuable related to the ESPP	16	15	16
Shares issuable upon conversion of 2026 Notes	2,003	2,003	2,003
Shares issuable upon conversion of 2027 Notes	2,751	10,572	10,572
Shares issuable upon conversion of 2031 Notes	10,962	—	—
Total shares	29,174	24,875	25,759

Note 3 — Agreements with Royalty Pharma

On January 7, 2022, we entered into the 2022 RPI Transactions with affiliates of Royalty Pharma International plc. Pursuant to the 2022 RPI Transactions, the RP Multi Tranche Loan Agreement and the RP Aficamten RPA described below, are determined to be debt instruments subsequently measured at amortized cost and were entered into with parties that were at the time of our entry into the 2022 RPI Transactions affiliated and in contemplation of one another. We used the relative fair value method and made separate estimates of the fair value of each freestanding financial instrument and then allocated the proceeds in proportion to those fair value amounts. Arrangement consideration for the RP Multi Tranche Loan Agreement and the RP Aficamten RPA totaled $150 million, consisting of the two $50 million up front payments for the signing of the RP Multi Tranche Loan Agreement and the RP Aficamten RPA and milestone of $50 million for the initiation of the first pivotal trial in oHCM for aficamten that was deemed probable at the signing of the agreements.

On May 22, 2024, we entered into the 2024 RPI Transactions with affiliates of Royalty Pharma International plc, which included an amendment to the RP Aficamten RPA, a component of the 2022 RPI Transactions. The 2024 RPI Transactions include the 2024 RP OM Loan Agreement, the RP Ulacamten RPA, the RP Stock Purchase Agreement, the RP Multi Tranche Loan Agreement Amendment and the RP Aficamten RPA Amendment, as described below, are accounted for as a debt modification of the 2022 RPI Transactions.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the 2024 RPI Transactions, the consideration of $200.0 million received was allocated as follows (in thousands):

Allocation
Units of Accounting:
RP Aficamten RPA	$33,300
Tranche 6 of RP Multi Tranche Loan Agreement	41,200
Tranche 6 of RP Multi Tranche Loan Agreement - Embedded Derivatives	4,400
Tranche 4 of RP Multi Tranche Loan Agreement - Embedded Derivatives	3,700
RP Ulacamten RPA	12,700
RP OM Loan Agreement	104,700
Total consideration	$200,000

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table demonstrates the future minimum payments for our RP OM Loan under Scenario 3, based on 227.5% of the principal amount with repayment expected to start in 2028 as defined above, as of December 31, 2025 (in thousands):

Years ending December 31:
2026	—
2027	—
2028	20,682
2029	41,363
2030	41,364
Thereafter	124,091
Future minimum payments	$227,500

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

RP Ulacamten RPA

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for RPI Transactions Measured at Fair Value

The fair values of the liabilities for the RP OM Loan Agreement and RP Ulacamten RPA are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 10% to 18% as of December 31, 2025 and 2024), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and ulacamten have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the omecamtiv mecarbil or ulacamten programs could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The Company recorded a loss of $0.2 million in 2025 and a loss of $19.6 million for 2024, associated with the change in fair value of the liabilities related to 2024 RP OM Loan Agreement and the RP Ulacamten RPA. The change in the fair value has been recognized in the consolidated statement of operations and comprehensive loss.

The following tables summarize the changes of the fair value of the RP Ulacamten RPA and RP OM Loan (in thousands):

	2025		2024
	RP Ulacamten RPA	RP OM Loan	RP Ulacamten RPA	RP OM Loan
Beginning balance, January 1	$14,000	123,000	$—	$—
Initial recognition	—	—	12,700	104,700
Change in fair value	(300)	500	1,300	18,300
Ending balance, December 31	$13,700	$123,500	$14,000	$123,000

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 22.6% and 23.5% as of December 31, 2025 and 2024, respectively.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2025, we updated our analysis of the RP Aficamten RPA to reflect our revised assumptions resulting from ongoing global market research and to reflect other adjustments in connection with our anticipated commercialization. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA changed from 2024 due to changes in management’s estimates of unobservable inputs related to market and patient dynamics and timing to include projections of future royalty payments. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in changes in our imputed interest rate. In 2025, the change in estimate decreased our non-cash interest expense by $3.6 million and net loss per share by $0.03.

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

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the RP OM Liability is reassessed periodically and is not reduced below 0%. The imputed rate of interest on the carrying value of the RP OM Liability was 0.0% and approximately 0.1% as of December 31, 2025 and 2024, respectively.

Accounting for Revenue Participation Right Purchase Agreements

We periodically assess the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The RP OM Liability and the RP Aficamten Liability are measured using the effective interest method based on estimates of future royalty payments over the life of the arrangements. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the amortization of the RP OM Liability and the RP Aficamten Liability and the effective interest rate. A significant change to unobservable inputs could also result in a material increase or decrease to the effective interest rate of the liabilities. Note, for the RP OM Liability, the effective interest rate is reassessed periodically and will not be reduced below 0%.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions. Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	RP Aficamten Liability			RP OM Liability
	2025	2024	2023	2025	2024	2023
Beginning balance, January 1	$262,599	$180,591	$105,117	$199,593	$199,384	$195,384
Additional consideration	—	—	50,000		—	—
Modification in the 2024 RPI Transactions	—	33,300	—	—	—	—
Interest accretion	58,165	48,708	25,474	124	103	3,888
Amortization of issuance costs	—	—	—	78	106	112
Ending balance, December 31	$320,764	$262,599	$180,591	$199,795	$199,593	$199,384

RP Multi Tranche Term Loan

On May 22, 2024, we entered into the RP Multi Tranche Loan Agreement Amendment which provides for two additional tranches (6 & 7) as follows:

•
$50.0 million tranche 6 term loan, which was drawn on May 22, 2024; and
•
$175.0 million tranche 7 term loan drawable at Cytokinetics’ discretion within one year of FDA approval of aficamten in oHCM.

In December 2023, we announced positive topline results from SEQUOIA-HCM, the Phase 3 trial for aficamten. This entitled us to draw $75.0 million under tranche 4 at any time prior to April 3, 2025. In April 2025, $75.0 million was disbursed to us under tranche 4 of the RP Multi Tranche Loan Agreement.

In November 2024, we announced that FDA accepted our NDA for aficamten. This entitled us to draw $100.0 million under tranche 5 at any time prior to November 25, 2025. In October 2025, $100.0 million was disbursed to us under tranche 5 of the RP Multi Tranche Loan agreement.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under the existing borrowing under Tranche 1, Tranche 4, Tranche 5, and Tranche 6 of the RP Multi Tranche Loan are (in thousands):

Years ending December 31:
2026	$20,160
2027	41,760
2028	63,360
2029	63,360
2030	63,360
Thereafter	247,640
Future minimum payments	499,640
Less: Unamortized interest and loan costs	(233,096)
Term Loan, net	$266,544

The weighted-average effective rate of interest on the RP Multi Tranche Loan was approximately 13.0% and 11.8% as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the estimated fair value of the Tranche 1, Tranche 4, Tranche 5, and Tranche 6 term loans was $278.8 million. The fair value was estimated based on Level 3 inputs.

Derivative Liabilities Measured at Fair Value

We have bifurcated and recognized the embedded derivatives in the RP Multi Tranche Loan Agreement. These embedded derivatives include repayment features based upon a change in control. During the year ended December 31, 2025, we recognized $27.9 million of additional embedded derivatives related to the change of control repayment features of Tranche 4 and Tranche 5. In addition, a previously bifurcated embedded derivative related to the mandatory draw was settled in connection with the drawing on Tranche 4 and was reclassified into the carrying value of the associated term loan.

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

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 10% to 15% for 2025 and 10% to 16% for 2024) and other factors.

The Company recorded a gain of $4.2 million in 2025 and $1.3 million in 2024 associated with the change in fair value of the derivative liabilities. The amounts have been recorded in the consolidated statement of operations and comprehensive loss.

The following table summarizes the changes of the fair value of the derivative liabilities for the RP Multi Tranche Loan Agreement (in thousands):

	RP Multi Tranche Loan Agreement Derivatives
	2025	2024
Beginning balance, January 1	$11,300	$—
Initial recognition	27,900	12,600
Settlement	(3,900)	—
Change in fair value	(4,200)	(1,300)
Ending balance, December 31	$31,100	$11,300

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the fourth quarter of 2024, we entered into an agreement to modify the Corxel Aficamten License Agreement. The $15.0 million up-front payment was recognized upon execution of the modification as all performance obligations were satisfied at December 31, 2024. In the fourth quarter of 2025, under the Sanofi License Agreement for MYQORZO, a $15.0 million regulatory milestone payment was triggered upon receipt of marketing approvals from the NMPA and the FDA. The $15.0 million was recognized as revenue in 2025 upon satisfaction of all related conditions and we expect payment in the first quarter of 2026.

Effective December 17, 2024, Sanofi has an exclusive license to develop and commercialize aficamten in China and Taiwan (the "Sanofi License Agreement"). The total maximum development and commercial milestone payments achievable for development and commercial milestone events in the field of oHCM and nHCM are $160.0 million, of which we have already earned $10.0 million as of December 31, 2024 as described above, and $15.0 million as of December 31, 2025, following regulatory approval of MYQORZO by the National Medical Products Administration (NMPA) in China and the FDA in the United States. We are also entitled to receive tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

The Sanofi License Agreement will, unless terminated earlier, continue on a market-by-market basis until expiration of the relevant royalty term.

Collaboration revenues for China for 2025, 2024, and 2023 were $0.6 million, $3.3 million, and $1.3 million, respectively, related to certain development cost reimbursements. Accounts receivable was $15.1 million as of December 31, 2025 from Sanofi and was $16.5 million from Corxel as of December 31, 2024.

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

The Company received an upfront payment of €50.0 million (equivalent to $52.4 million) and was, at the time, eligible to receive up to an additional €90.0 million upon the achievement of development and commercial milestones (we have since earned €10.0 million in the first quarter of 2026 and remain eligible to receipt up to an additional €70.0 million). The Company is also eligible to receive up to an additional €490.0 million in commercial milestone payments upon the achievement of certain sales milestones, and tiered royalties on net sales of aficamten in Japan.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for the License and Collaboration Agreement in Japan

In the fourth quarter of 2024, we assessed the Bayer License Agreement under ASC 606 and concluded that there was one performance obligation, for which the counterparty is a customer for the unit of account, relating to the license of functional intellectual property. The €50.0 million (equivalent to $52.4 million) up-front payment received under this agreement was recorded as deferred revenue in the fourth quarter of 2024, as the technology transfer related to the license of functional intellectual property had not yet been satisfied. The agreement also includes additional milestone payments, including future milestone payments totaling up to an additional €90.0 million (€10.0 million of which was earned as of December 31, 2025) upon achievement of development and commercial milestones. These payments are constrained due to uncertainties related to regulatory and development progress and will be recognized as revenue only when it becomes probable that a significant revenue reversal will not occur. In addition, we are eligible to receive up to €490.0 million in commercial milestone payments based on the achievement of specific sales thresholds in addition to tiered royalties on net sales of aficamten in Japan. The sales-based milestone payments, including royalties, will be recognized when the related sales occur under the sales and usage-based royalty exception of ASC 606 as these amounts have been determined to relate predominantly to the license.

License and milestone revenues from Bayer were $64.3 million in 2025, including $52.4 million related to the successful completion of the technology transfer that was recorded as deferred revenue as of December 31, 2024, and certain clinical milestone achievements. The license and milestone revenues included two €5.0 million milestones (equivalent to $5.9 million each) recognized in connection with the achievement of the first dose of aficamten to the first patient in Japan in a Phase 3 clinical trial in nHCM and in a Phase 3 clinical trial in oHCM during the second quarter of 2025. The first dose of aficamten in Japan in a Phase 3 clinical trial in nHCM occurred in June 2025 and the first dose of aficamten in Japan in a Phase 3 clinical trial in oHCM occurred in August 2025. There are no outstanding receivable related to license and milestone revenues from Bayer as of December 31, 2025.

Collaboration revenues from Bayer were $8.1 million and $0.1 million in 2025 and 2024, respectively, related to certain research and development cost reimbursements. We had accounts receivable from Bayer of $2.6 million as of December 31, 2025 and accounts receivable was immaterial at December 31, 2024.

We re-evaluate the probability of achievement of development milestones and any related constraints each reporting period. We will include consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Research Collaboration

In May 2025, we entered into a research collaboration where we will reimburse our collaborative research partner for their research expenses. The reimbursement of research expenses was $4.4 million in 2025 which is recorded as research and development. Subject to the terms of the agreement, our collaborative research partner may receive potential research, development and commercial milestone and royalty payments from us and we may develop and commercialize development candidates.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Assets:

The following tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

	December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$89,509	$—	$—	$89,509
U.S. Treasury securities	Level 1	239,097	574	(7)	239,664
U.S. Government agency securities	Level 2	201,788	162	(38)	201,912
Commercial paper	Level 2	289,447	96	(26)	289,517
Asset-backed securities	Level 2	7,579	7	—	7,586
Corporate obligations	Level 2	363,645	457	(53)	364,049
		$1,191,065	$1,296	$(124)	$1,192,237

	December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$71,515	$—	$—	$71,515
U.S. Treasury securities	Level 1	404,377	1,192	(74)	405,495
U.S. Government agency securities	Level 2	134,547	339	(23)	134,863
Commercial paper	Level 2	302,043	399	(128)	302,314
Asset-backed securities	Level 2	13,924	42	-	13,966
Corporate obligations	Level 2	290,616	598	(182)	291,032
		$1,217,022	$2,570	$(407)	$1,219,185

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

No credit losses on debt securities were recognized in the periods presented. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The unrealized losses as of December 31, 2025 are attributed to market interest rate changes and are not attributed to credit. The Company does not intend to sell any of these available-for-sale investments before their effective maturity or market price recovery.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Balance Sheet Components

Property and equipment consisted of (in thousands):

	December 31,
	2025	2024
Property and equipment, net:
Laboratory equipment	$23,337	$21,398
Computer equipment and software	3,263	3,263
Office equipment, furniture and fixtures	8,719	6,159
Leasehold improvements	80,203	66,874
Construction in progress	10,351	4,067
Right-of-use assets, finance lease	622	1,231
Total property and equipment	126,495	102,992
Less: Accumulated depreciation	(47,301)	(37,177)
Total property and equipment, net	$79,194	$65,815

Depreciation expense was $10.1 million, $9.5 million, and $11.9 million for 2025, 2024, and 2023, respectively.

Accrued liabilities were as follows (in thousands):

	December 31,
	2025	2024
Accrued liabilities:
Clinical and preclinical costs	$24,561	$13,567
Compensation related	45,150	35,132
Other accrued expenses	13,567	6,624
Total accrued liabilities	$83,278	$55,323

We sponsor a 401(k) defined contribution plan covering all employees and contributed $3.6 million, $2.7 million, and $2.5 million to this plan in 2025, 2024, and 2023, respectively.

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

As of December 31, 2025, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding and reflected as current in the consolidated balance sheet, $140.5 million of aggregate principal amount of 2027 Notes outstanding, and $750.0 million of aggregate principal amount of 2031 Notes outstanding.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2025, the holders of the 2031 Notes have the option to convert their 2031 Notes only in the following circumstances: (i) if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a 30-day period starting from the last trading day of the preceding quarter after December 31, 2025; (ii) within 5 consecutive business days following any 10 consecutive trading day period if the trading price per $1,000 principal amount of 2031 Notes during such period falls below 98% of the product of the last reported sale price per share of our common stock and the conversion rate; (iii) upon certain corporate events or distributions on our common stock outlined in the 2031 Indenture; (iv) upon our call for redemption of the 2031 Notes; and (v) from July 1, 2031, until the second scheduled trading day immediately preceding the maturity date. We may not redeem the 2031 Notes at our option at any time before October 6, 2028. In 2025, the conditions allowing holders of the 2031 Notes to convert were not met. As a result, the 2031 Notes are not convertible as of December 31, 2025 at the option of the holders thereof.

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

The following table presents the total amount of interest cost recognized relating to the 2031 Notes (in thousands):

2025
Contractual interest expense	$3,682
Amortization of debt issuance costs	964
Total interest expense recognized	$4,646

The effective interest rate of the 2031 Notes was 2.23% as of December 31, 2025. As of December 31, 2025, the unamortized debt issuance cost for the 2031 Notes was $19.6 million and will be amortized over approximately 5.8 years.

2027 Notes

As of December 31, 2025, the 2027 Notes aggregate principal balance was $140.5 million. The 2027 Notes are our senior unsecured obligations and shares equal in right of payment with our other indebtedness, including the 2026 Notes and the 2031 Notes. The 2027 Notes bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2023. The 2027 Notes will mature on July 1, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate(s). The initial conversion rate for the 2027 Notes is 19.5783 shares of our common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $51.08 per share.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2025, the holders of the 2027 Notes have the option to convert their convertible 2027 Notes only in the following circumstances: (i) if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a 30-day period starting from the last trading day of the preceding quarter after September 30, 2022; (ii) within 5 consecutive business days following any 10 consecutive trading day period if the trading price per $1,000 principal amount of 2027 Notes during such period falls below 98% of the product of the last reported sale price per share of our common stock and the conversion rate; (iii) upon certain corporate events or distributions on our common stock outlined in the 2027 Indenture; (iv) upon our call for redemption of the 2027 Notes; and (v) from March 1, 2027, until the scheduled trading day immediately preceding the maturity date. In 2025, the conditions allowing holders of the 2027 Notes to convert were not met. As a result, the 2027 Notes are not convertible as of December 31, 2025 at the option of the holders thereof.

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

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	2025	2024	2023
Contractual interest expense	$14,939	$18,900	$18,900
Amortization of debt issuance costs	2,600	3,265	3,074
Total interest expense recognized	$17,539	$22,165	$21,974

The effective interest rate of the 2027 Notes was 4.2% as of December 31, 2025, 2024 and 2023. As of December 31, 2025, the unamortized debt issuance cost for the 2027 Notes was $1.4 million and will be amortized over approximately 1.5 years. In 2025, the conditions allowing holders of the Notes to convert were not met. As a result, the 2027 Notes are not convertible as of December 31, 2025.

2026 Notes

As of December 31, 2025, the 2026 Notes aggregate principal balance was $21.1 million and is presented as a current liability as of December 31, 2025. The 2026 Notes are senior unsecured obligations and bear interest at an annual rate of 4.0% per year, payable semi-annually on May 15 and December 15 of each year, beginning May 15, 2020. The 2026 Notes will mature on November 15, 2026, unless earlier repurchased or redeemed by us or converted at the option of the holders. We may redeem the 2026 Notes prior to the maturity date but we are not required to and no sinking fund is provided for the 2026 Notes. The 2026 Notes may be converted, under certain circumstances, based on an initial conversion rate of 94.7811 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $10.55 per share).

As of December 31, 2025, the holders of the 2026 Notes have the option to convert their 2026 Notes only in the following circumstances: (i) if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a 30-day period; (ii) within 5 consecutive business days following any 10 consecutive trading day period if the trading price per $1,000 principal amount of 2026 Notes during such period falls below 98% of the product of the last reported sale price per share of our common stock and the conversion rate; (iii) upon certain corporate events or distributions on our common stock outlined in the 2026 Indenture; (iv) upon our call for redemption of the 2026 Notes; and (v) from July 15, 2026, until the scheduled trading day immediately preceding the maturity date. In 2025, the sale price condition was met. As a result, the 2026 Notes are convertible as of December 31, 2025 at the option of the holders thereof.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Years Ended December 31,
	2025	2024	2023
Contractual interest expense	$844	$844	$844
Amortization of debt issuance costs	119	115	108
Total interest expense recognized	$963	$959	$952

The effective interest rate of the 2026 Notes was 4.6% as of December 31, 2025, 2024, and 2023. As of December 31, 2025, the unamortized debt issuance cost for the 2026 Notes was $0.1 million and will be amortized over approximately 0.9 years. The 2026 Notes are convertible at December 31, 2025 at the option of the holder.

Future minimum payments under the 2031 Notes, 2027 Notes and 2026 Notes are (in thousands):

Years ending December 31:	2031 Notes	2027 Notes	2026 Notes	Total
2026	$13,526	$2,459	$21,978	$37,963
2027	13,125	145,448	—	158,573
2028	13,125	—	—	13,125
2029	13,125	—	—	13,125
2030	13,125	—	—	13,125
Thereafter	763,125	—	—	763,125
Future minimum payments	829,151	147,907	21,978	999,036
Less: Interest	(79,151)	(7,378)	(845)	(87,374)
Convertible notes, principal amount	750,000	140,529	21,133	911,662
Less: Unamortized debt issuance costs on the convertible notes	(19,577)	(1,355)	(112)	(21,044)
Net carrying amount of the convertible notes	$730,423	$139,174	$21,021	$890,618

As of December 31, 2025, the estimated fair value of the 2031 Notes, 2027 Notes, and 2026 Notes was $919.7 million, $200.0 million and $127.8 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes.

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

In February 2023, our board of directors approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 1.0 million shares for inducement grants to new employees. In May 2025, our stockholders approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by an additional 5.0 million shares.

As of December 31, 2025, the total authorized shares under the 2004 Plan available for grant was 6.1 million.

Stock option activity in 2025, 2024, and 2023 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2022	10,992,403	$22.13
Granted	2,447,225	38.59
Exercised	(1,200,895)	12.13
Forfeited	(458,503)	35.01
Balance at December 31, 2023	11,780,230	$26.07
Granted	1,551,042	60.13
Exercised	(2,437,856)	20.20
Forfeited	(473,893)	40.89
Balance at December 31, 2024	10,419,523	$31.84
Granted	2,580,453	43.84
Exercised	(1,609,130)	21.22
Forfeited	(523,186)	47.04
Balance at December 31, 2025	10,867,660	$35.53	6.6	$305.4
Exercisable at December 31, 2025	7,155,206	$30.00	5.5	$240.4

We have elected to account for forfeitures as they occur. The intrinsic value of stock options exercised, calculated based on the difference between the market value at the date of exercise and the exercise price, was $51.7 million for 2025, $112.6 million for 2024, and $33.8 million for 2023. The weighted-average grant date fair value of options to purchase common stock granted was $29.21, $40.65, and $24.67 per share in the years ended December 31, 2025, 2024, and 2023, respectively. The total grant-date fair value of options to purchase common stock vested was $69.3 million, $57.5 million and $51.1 million in the year ended December 31, 2025, 2024, and 2023, respectively.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSU, including PSU, activity in 2025, 2024, and 2023 was as follows:

	Number of Restricted Stock Units	Weighted Average Award Date Fair Value per Share
Balance at December 31, 2022	1,214,264	$30.07
Granted	965,863	39.09
Exercised	(721,215)	27.40
Forfeited	(84,290)	35.46
Balance at December 31, 2023	1,374,622	$37.47
Granted	1,538,343	54.87
Exercised	(797,880)	38.17
Forfeited	(250,027)	46.94
Balance at December 31, 2024	1,865,058	$49.58
Granted	1,948,740	44.86
Exercised	(897,090)	50.23
Forfeited	(342,495)	33.41
Balance at December 31, 2025	2,574,213	$47.82

RSUs generally vest annually over two to three years.

The fair value of vested RSUs, including PSUs, calculated based on the units vested multiplied by the closing price of our common stock on the date of vesting, was $40.7 million for 2025, $52.6 million for 2024, and $28.6 million for 2023.

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

The Company recognized expense for the PSUs of $1.5 million and $7.6 million in 2025 and 2024, respectively. The decrease year over year was due to our Prescription Drug User Fee Act ("PDUFA") target action date for NDA for aficamten in oHCM was extended to December 2025. This resulted in a revision of the PSU assumptions. The PSU attainment was finalized as of December 31, 2025 and there was $0.6 million of unamortized stock-based compensation related to the portion of PSUs vesting that is deemed probable.

Employee Stock Purchase Plan

Under our ESPP, employees may purchase common stock up to a specified maximum amount at a price equal to 85% of the fair market value at certain plan-defined dates.

We issued 182,639 shares at an average price of $26.43 per share during 2025, 140,703 shares at an average price of $32.76 per share in 2024, and 136,065 shares at an average price of $30.43 per share in 2023 pursuant to the ESPP. At December 31, 2025, we have 80,480 shares of common stock reserved for issuance under the ESPP.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model to determine the fair value of stock option grants to employees and directors and employee stock purchase plan shares. The fair value of share-based payments was estimated on the date of grant based on the following assumptions:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Options	ESPP	Options	ESPP	Options	ESPP
Risk-free interest rate	3.85% to 4.44%	3.75% to 4.31%	3.63% to 4.33%	4.43% to 5.39%	3.57% to 4.6%	5.33% to 5.44%
Volatility	70% to 71%	56% to 65%	72%	37% to 112%	67%	49% to 50%
Expected term in years	6.1	0.5	6.1 to 6.3	0.5	6.3	0.5
Expected dividend yield	0%	0%	0%	0%	0%	0%

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

Stock-based compensation expense for 2025, 2024, and 2023 was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Research and development	$54,539	$44,014	$32,134
General and administrative	57,747	53,826	39,931
	$112,286	$97,840	$72,065

As of December 31, 2025, we expect to recognize $108.6 million of unrecognized compensation cost related to unvested stock options over a weighted-average period of 2.5 years, and $78.5 million of unrecognized compensation cost related to unvested restricted stock over a weighted-average period of 1.9 years.

Controlled Equity Offering Sales Agreement

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of common stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of December 31, 2025, we have not sold any shares of common stock under the Open Market Sale AgreementSM with Jefferies LLC.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2023, we issued 5,016,170 shares of our common stock for net proceeds of $164.2 million under the Amended ATM Facility. We issued 1,237,460 shares of our common stock for net proceeds of $93.6 million under the Amended ATM Facility in 2024. This facility expired upon execution of the Jefferies LLC Open Market Sale Agreement described above.

Warrants

As of December 31, 2025, we had no warrants outstanding.

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

The weighted-average remaining lease term of the operating leases was 7.6 years, 8.7 years, and 9.7 years as of December 31, 2025, 2024, and 2023, respectively. The weighted-average discount rate used to determine the related operating lease liabilities was 8.7% as of December 31, 2025, 2024, and 2023.

Cash paid for operating leases for the years ended December 31, 2025, 2024, and 2023 was $28.9 million, $26.1 million, and $17.8 million, respectively, and was included in net cash used in operating activities in our consolidated statements of cash flows.

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

As of December 31, 2025, the weighted average remaining lease term for the finance leases is 1.0 year. The weighted average discount rate used to determine the finance lease liabilities is 9.5%.

The cash paid for finance lease for the years ended December 31, 2025, 2024, and 2023 was $0.2 million, $0.9 million, and $0.9 million, respectively, which was included in financing activities in our consolidated statement of cash flows.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancellable operating leases as of December 31, 2025 is as follows (in thousands):

Years ending December 31:	Operating Leases
2026	$20,096
2027	22,171
2028	22,828
2029	22,908
2030	22,471
Thereafter	66,487
Total future minimum lease payments	176,961
Less: Imputed interest	(49,880)
Total lease liability	$127,081

There was no future minimum lease payments for finance leases as of December 31, 2025.

Rent expense for operating and finance leases was $25.4 million, $19.4 million, and $22.1 million for 2025, 2024, and 2023, respectively.

Legal Proceedings

The Company recognizes accruals for legal actions to the extent that it concludes that a loss is both probable and reasonably estimable. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

We did not record an income tax provision in 2025, 2024, and 2023 because we had net taxable losses. Our significant jurisdictions are the United States and California.

Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate

Below is a tabular rate reconciliation for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Tax at federal statutory tax rate	$(160,679)	21.00%	$(122,779)	21.00%	$(109,217)	21.00%
State and local income taxes, net of federal benefit	2	0.00%	2	0.00%	2	0.00%
Foreign tax effects	30	0.00%	—	0.00%	—	0.00%
Tax credits:
R&D Tax Credit	(9,780)	1.28%	(13,928)	2.38%	(7,734)	1.49%
Orphan Drug Credit	(13,354)	1.75%	(17,728)	3.03%	(20,292)	3.90%
Change in valuation allowance	137,963	(18.03)%	142,733	(24.41)%	120,814	(23.23)%
Non-taxable or non-deductible items:
Section 162(m) Limitation	4,164	(0.54)%	8,442	(1.45)%	4,425	(0.85)%
Stock Compensation Expense	(82)	0.01%	(15,822)	2.71%	(3,951)	0.76%
Convertible Notes Due 2027	25,462	(3.33)%	—	0.00%	—	0.00%
Expiration of Attributes	10,489	(1.37)%	9,073	(1.55)%	8,982	(1.73)%
Other	1,464	(0.20)%	4,514	(0.77)%	371	(0.07)%
Changes in Unrecognized Tax Benefits	4,321	(0.57)%	5,493	(0.94)%	6,600	(1.27)%
Income tax expense	$—	0.00%	$—	0.00%	$—	0.00%

Income Tax Payments

The Company did not pay any income taxes by jurisdiction for the years ended December 31, 2025, 2024, and 2023.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets

Deferred tax assets, net, reflecting the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$498,689	$282,974
Tax credits	168,303	146,883
Liability related to sale of future royalties	113,812	102,134
Reserves and accruals	52,245	43,108
Capitalized R&D	22,215	133,933
Long-term lease liability	24,480	25,919
Total noncurrent deferred tax assets	879,744	734,951
Deferred tax liabilities:
Depreciation and amortization	(4,973)	(5,834)
Operating lease right-of-use assets	(15,450)	(15,778)
Unrealized Loss	(419)	(432)
Total noncurrent deferred tax liabilities	(20,842)	(22,044)
Less: Valuation allowance	(858,902)	(712,907)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.
Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting our future results and an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased by $146.0 million in 2025 and increased by $140.4 million in 2024.

At December 31, 2025 federal NOL carryforwards were $2,210.0 million, apportioned state NOL carryforwards before federal benefits were $443.9 million, and foreign NOL carryforwards were $20.3 million. If not utilized, federal and state net operating loss carryforwards incurred prior to 2018 will expire in various amounts beginning 2026 and 2028, respectively, and the foreign net operating loss carryforwards will begin to expire in 2030.

At December 31, 2025, tax credits of $177.6 million and $32.6 million for federal and California income tax purposes, respectively consisted of Research and Development Credits and Orphan Drug Credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2026. California based credit carryforwards do not expire.

In general, under Section 382, a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. We do not believe the Company has experienced an ownership change since 2006, however, a portion of its NOLs and tax credits prior to 2007 will be subject to limitations under Section 382.

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), was enacted. The OBBBA legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes are reflected in the income tax provision for the period ended December 31, 2025. The Company does not expect this law to have a significant effect on the Company's financial statements due to the full valuation allowance against deferred tax.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to our gross unrecognized tax benefits were (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$31,005	$25,232	$18,355
Increase related to prior year tax positions	—	—	—
Decrease related to prior year tax positions	(188)	(97)	(97)
Increase related to current year tax positions	5,128	5,870	6,974
Balance at the end of the year	$35,945	$31,005	$25,232

We are subject to federal and various state & local and foreign income tax examinations for all fiscal years with unutilized NOLs and tax credit carryforwards.

Note 11 — Subsequent Events

Our first commercial sale of MYQORZO occurred in the first quarter of 2026 and we invoiced Bayer for €10.0 million in accordance with the licensing agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a‑15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, our principal executive officer and principal financial officer has concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on the above evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Cytokinetics, Incorporated’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cytokinetics, Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

February 26, 2026

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, the following of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K:

•
Robert I. Blum, President & Chief Executive Officer – Mr. Blum adopted a trading arrangement on December 24, 2025 intended to satisfy the affirmative defense provided for under Rule 10b5-1(c). Mr. Blum’s trading arrangement provides for the sale of up to 120,000 shares of our common stock and will terminate on the earlier of (x) November 30, 2026 and (y) the sale of all securities that are subject to the arrangement.
•
Sung Lee, Executive Vice President & Chief Financial Officer – Mr. Lee adopted a trading arrangement on December 23, 2025 intended to satisfy the affirmative defense provided for under Rule 10b5-1(c). Mr. Lee’s trading arrangement provides for the sale of up to 70,107 shares of our common stock and will terminate on the earlier of (x) December 31, 2026 and (y) the sale of all securities that are subject to the arrangement.
•
Fady Malik, Executive Vice President, Research & Development - Dr. Malik adopted a trading arrangement on December 23, 2025 intended to satisfy the affirmative defense provided for under Rule 10b5-1(c). Dr. Malik’s trading arrangement provides for the sale of up to 62,886 shares of our common stock and will terminate on the earlier of (x) December 18, 2026 and (y) the sale of all securities that are subject to the arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item is incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2026 Annual Meeting of Stockholders, which we expect to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025 (the “Proxy Statement”), including under the headings “Board of Directors,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers and employees. We publicize the Code of Ethics through posting the policy on our investor relations website, ir.cytokinetics.com. We intend to disclose on our investor relations website any waivers of, or amendments to, our Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, or any person performing similar functions within four business days following the date of such amendment or waiver

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Proxy Statement, where it appears under the heading “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our Proxy Statement, where it appears under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plans at December 31, 2025.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our Proxy Statement, where it appears under the headings “Certain Business Relationships and Related Party Transactions” and “Board of Directors – Independence of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our Proxy Statement, where it appears under the headings “Ratification of Selection of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2026.

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

b)
Exhibits:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 3, 2023	3.5

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 7, 2025	3.6

3.7	Amended and Restated Bylaws.	8-K	000-50633	November 17, 2023	3.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.3	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Note due 2026)	8-K	000-50633	November 13, 2019	4.2

4.4	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Indenture, dated as of September 19, 2025, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 1.75% Convertible Senior Notes due 2031)	8-K	000-50633	September 22, 2025	4.1

4.5	Description of Securities	10-K	000-50633	March 1, 2023	4.6

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

10.1	Lease, dated July 24, 2019, by and between the Company and KR Oyster Point 1, LLC	10-Q	000-50633	November 1, 2019	10.52

10.2	First Amendment to Lease, dated May 12, 2020, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 26, 2021	10.59

10.3	Second Amendment to Lease, dated January 26, 2021, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 26, 2021	10.60

10.4	Third Amendment to Lease, dated November 12, 2021, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 25, 2022	10.4

10.5	Fourth Amendment to Lease, dated October 12, 2022, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	March 1, 2023	10.5

10.6	Fifth Amendment to Lease, dated November 27, 2023, by and between the Company and KR Oyster Point 1, LLC	10-K	000-50633	February 28, 2024	10.6

10.7	Sixth Amendment to Lease, dated July 30, 2024, by and between the Company and KR Oyster Point 1, LLC	10-Q	000-50633	November 7, 2024	10.2

10.8	Form of Indemnification Agreement between the Company and each of its directors and executive officers	10-Q	000-50633	August 5, 2008	10.1

10.9+	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.10+	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements	10-K	000-50633	March 12, 2009	10.68

10.11+	Amended and Restated 2004 Equity Incentive Plan					X

10.12+	Amended and Restated 2015 Employee Stock Purchase Plan	S-8	000-50633	June 3, 2024	99.1

10.13+	Form of Option Agreement (Employee Annual Grant)	10-K	000-50633	March 1, 2023	10.11

10.14+	Form of Option Agreement (New Hire Inducement)	10-K	000-50633	March 1, 2023	10.12

10.15+	Form of Option Agreement (Director Annual Grant)	10-K	000-50633	March 1, 2023	10.13

10.16+	Form of Option Agreement (Director Onboarding)	10-K	000-50633	March 1, 2023	10.14

10.17+	Form of Restricted Stock Unit Award Agreement (Employee Annual Grant)	10-K	000-50633	March 1, 2023	10.15

10.18+	Form of Restricted Stock Unit Award Agreement (Director Annual Grant)	10-K	000-50633	March 1, 2023	10.17

10.19+	Form of Executive Employment Agreement between the Company and its executive officers	10-K	000-50633	March 7, 2014	10.39

10.20#	License and Collaboration Agreement, dated July 14, 2020, by and between the Company and Genzyme Corporation (as assignee of Corxel Pharmaceuticals Limited (f/k/a Ji Xing Pharmaceuticals Limited))	10-Q/A	000-50633	March 11, 2021	10.1

10.21#	Amendment to License and Collaboration Agreement, dated December 17, 2024, by and between the Company and Genzyme Corporation (as assignee of Corxel Pharmaceuticals Limited (f/k/a Ji Xing Pharmaceuticals Limited))	10-K	000-50633	February 27, 2025	10.21

10.22#	License and Collaboration Agreement, dated November 18, 2024, by and between the Company and Bayer Consumer Care AG	10-K	000-50633	February 27, 2025	10.22

10.23	Amendment No. 1 to the Collaboration and License Agreement, dated November 18, 2024, by and between the Company and Bayer Consumer Care AG					X

10.24#	Development Funding Loan Agreement, dated January 7, 2022, by and among Royalty Pharma Development Funding, LLC and the Company	10-K	000-50633	February 25, 2022	10.18

10.25	First Amendment to Development Funding Loan Agreement, dated June 30, 2022, by and among Royalty Pharma Development Funding, LLC and the Company	10-K	000-50633	March 1, 2023	10.22

10.26	Second Amendment to Development Funding Loan Agreement, dated December 8, 2022, by and among Royalty Pharma Development Funding, LLC and the Company	10-K	000-50633	March 1, 2023	10.23

10.27#	Third Amendment to Development Funding Loan Agreement, dated May 22, 2024, by and among Royalty Pharma Development Funding, LLC and the Company	10-Q	000-50633	August 9, 2024	10.3

10.28#	Royalty Purchase Agreement, dated February 1, 2017, by and between the Company and RPI Finance Trust	10-K	000-50633	March 6, 2017	10.44

10.29#	Amendment No. 1 to Royalty Purchase Agreement, dated January 7, 2022, by and between the Company and RPI Finance Trust	10-K	000-50633	February 25, 2022	10.20

10.30#	Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between the Company and Royalty Pharma Investments 2019 ICAV	10-K	000-50633	February 25, 2022	10.21

10.31#	Amendment No. 1, dated May 22, 2024, to Revenue Participation Right Purchase Agreement, dated January 7, 2022, by and between the Company and Royalty Pharma Investments 2019 ICAV	10-Q	000-50633	August 9, 2024	10.4

10.32#	2024 Development Funding Loan Agreement, dated May 22, 2024, by and between the Company and Royalty Pharma Development Funding, LLC	10-Q	000-50633	August 9, 2024	10.5

10.33#	Ulacamten Revenue Participation Right Purchase Agreement, dated May 22, 2024, by and between the Company and Royalty Pharma Investments 2019 ICAV	10-Q	000-50633	August 9, 2024	10.6

10.34+	Description of Director Compensation					X

10.35+	Cytokinetics, Incorporated Executive Severance Plan and Summary Plan Description	8-K	000-50633	October 3, 2023	10.1

19.1	Insider Trading Policies and Procedures	10-K	000-50633	February 27, 2025	19.1

23.1	Consent of independent registered public accounting firm					X

24.1	Power of Attorney (included in the signature page to this report)					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Principal Executive Officer, the Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)					X

97.1	Incentive Compensation Recoupment Policy	10-K	000-50633	February 27, 2025	97.1

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)					X

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

Dated: February 25, 2026

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

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026

/s/ Sung H. Lee Sung H. Lee	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2026

/s/ JOHN T. HENDERSON John T. Henderson, M.B. Ch.B.	Chairman of the Board of Directors	February 25, 2026

/s/ MUNA BHANJI	Director	February 25, 2026
Muna Bhanji

/s/ JAMES M. DALY James M. Daly	Director	February 25, 2026

/s/ ROBERT A. HARRINGTON Robert A. Harrington, M.D.	Director	February 25, 2026

/s/ EDWARD M. KAYE Edward M. Kaye, M.D.	Director	February 25, 2026

/s/ ROBERT E. LANDRY Robert E. Landry	Director	February 25, 2026

/s/ B. LYNNE PARSHALL B. Lynne Parshall	Director	February 25, 2026

/s/ WENDELL WIERENGA	Director	February 25, 2026
Wendell Wierenga, Ph.D.

/s/ NANCY J. WYSENSKI	Director	February 25, 2026
Nancy J. Wysenski