Form 10-Q
period 2026-03-31
CYTOKINETICS INC
filed 2026-05-05
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of common stock, $0.001 par value, outstanding as of May 4, 2026: 124,432,565

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three months ended March 31, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands) (Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$129,843	$122,518
Short-term investments	688,707	759,703
Accounts receivable, net	6,827	17,764
Inventories	154	—
Prepaid expenses and other current assets	13,934	16,990
Total current assets	839,465	916,975
Long-term investments	254,719	335,048
Property and equipment, net	82,438	79,194
Operating lease right-of-use assets	74,545	75,979
Inventories, long-term	3,843	—
Other assets	18,468	17,341
Total assets	$1,273,478	$1,424,537
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,709	$22,337
Accrued liabilities	68,863	83,278
Short-term operating lease liabilities	20,960	19,111
Current portion of convertible and long-term debt	44,808	41,181
Derivative liabilities measured at fair value	29,600	31,100
Deferred revenue	1,653	1,612
Other current liabilities	8,592	3,833
Total current liabilities	199,185	202,452
Term loans, net	247,209	246,384
Convertible notes, net	870,511	869,597
Liabilities related to revenue participation right purchase agreements, net	539,106	520,559
Long-term operating lease liabilities	105,235	107,970
Liabilities related to RPI Transactions measured at fair value	138,800	137,200
Total liabilities	2,100,046	2,084,162
Commitments and contingencies
Stockholders' deficit
Preferred stock	—	—
Common stock	124	123
Additional paid-in capital	2,867,670	2,826,341
Accumulated other comprehensive (loss) income	(1,612)	630
Accumulated deficit	(3,692,750)	(3,486,719)
Total stockholders' deficit	(826,568)	(659,625)
Total liabilities and stockholders' deficit	$1,273,478	$1,424,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues:
Net product revenue	$4,789	$—
Collaboration revenues	2,637	1,579
License and milestone revenues	11,929	—
Total revenues	19,355	1,579
Operating expenses:
Research and development	95,525	98,262
Selling, general and administrative	104,896	57,369
Cost of goods sold	160	—
Collaboration cost of revenues	2,392	1,579
Total operating expenses	202,973	157,210
Operating loss	(183,618)	(155,631)
Interest and other expense, net	(14,519)	(8,868)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(18,816)	(14,078)
Interest and other income, net	11,022	13,701
Change in fair value of derivative liabilities	1,500	(400)
Change in fair value of liabilities related to RPI Transactions	(1,600)	3,900
Net loss	$(206,031)	$(161,376)
Net loss per share — basic and diluted	$(1.67)	$(1.36)
Weighted-average number of shares used in computing net loss per share — basic and diluted	123,273	118,496
Other comprehensive (loss) gain:
Unrealized loss on available-for-sale securities, net	(1,838)	(541)
Foreign currency translation adjustments	(404)	(312)
Comprehensive loss	$(208,273)	$(162,229)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (Deficit) equity

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2025	122,943,172	$123	$2,826,341	$630	$(3,486,719)	$(659,625)
Exercise of stock options	403,208	—	11,346	—	—	11,346
Vesting of restricted stock units, net of taxes withheld	891,443	1	(841)	—	—	(840)
Stock-based compensation	—	—	30,824	—	—	30,824
Unrealized loss on available-for-sale securities, net	—	—	—	(1,838)	—	(1,838)
Foreign currency translation adjustments	—	—	—	(404)	—	(404)
Net loss	—	—	—	—	(206,031)	(206,031)
Balance, March 31, 2026	124,237,823	$124	$2,867,670	$(1,612)	$(3,692,750)	$(826,568)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2024	118,209,139	$118	$2,563,876	$2,398	$(2,701,764)	$(135,372)
Exercise of stock options	351,985	—	7,651	—	—	7,651
Vesting of restricted stock units, net of taxes withheld	659,179	1	(13)	—	—	(12)
Stock-based compensation	—	—	23,549	—	—	23,549
Unrealized loss on available-for-sale securities, net	—	—	—	(541)	—	(541)
Foreign currency translation adjustments	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	(161,376)	(161,376)
Balance, March 31, 2025	119,220,303	$119	$2,595,063	$1,545	$(2,863,140)	$(266,413)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(206,031)	$(161,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	18,816	14,104
Stock-based compensation expense	30,394	23,549
Non-cash lease expense	1,585	1,230
Depreciation of property and equipment	3,378	2,300
Change in fair value of derivative liabilities	(1,500)	400
Change in fair value of liabilities related to RPI Transactions	1,600	(3,900)
Realized gain on investment, net	(61)	—
Interest receivable and amortization on investments	(1,874)	(6,174)
Non-cash interest expense related to debt	8,455	3,453
Changes in operating assets and liabilities:
Accounts receivable	10,937	14,638
Prepaid and other assets	2,057	(376)
Inventories	(3,567)	—
Accounts payable	1,519	(4,576)
Deferred revenue	41	—
Accrued and other liabilities	(6,213)	(14,367)
Operating lease liabilities	(1,039)	(2,143)
Other non-current liabilities	(3,954)	1,621
Net cash used in operating activities	(145,457)	(131,617)
Cash flows from investing activities:
Purchases of investments	(106,516)	(159,105)
Investment in non-marketable equity security	—	(5,000)
Maturities of investments	257,938	275,725
Purchases of property and equipment	(5,930)	(5,664)
Net cash provided by investing activities	145,492	105,956
Cash flows from financing activities:
Repayment of finance lease liabilities	—	(202)
Repayment of term loans	(2,735)	(2,682)
Proceeds from issuance of common stock under equity incentive and stock purchase plans	11,346	7,651
Taxes paid related to net share settlement of equity awards	(841)	(13)
Net cash provided by financing activities	7,770	4,754
Effect of exchange rate changes on cash	(483)	(270)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,322	(21,177)
Cash, cash equivalents, and restricted cash, beginning of period	125,632	95,232
Cash, cash equivalents, and restricted cash, end of period	$132,954	$74,055
Supplemental cash flow disclosures:
Cash paid for interest	$1,585	$9,647
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$170	$3,501
Amounts unpaid for purchases of property and equipment	$4,186	$1,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Cytokinetics, Incorporated was incorporated under the laws of the state of Delaware on August 5, 1997. We are a biopharmaceutical company focused on discovering, developing and commercializing novel muscle activators and muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. Our flagship commercial product is MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg, and 20 mg tablets for the treatment of adults with oHCM to improve functional capacity and symptoms, which the FDA approved in December 2025 and which first became available for prescription to patients in the first quarter of 2026.

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $3.7 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $206.0 million and net cash used in operations of $145.5 million for the three months ended March 31, 2026. Cash, cash equivalents, and investments was $1.1 billion as of March 31, 2026. We anticipate that we will have operating losses and net cash outflows in future periods.

We are subject to risks common to biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, commercialization of our drugs and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us. To date, we have funded operations primarily through sales of our common stock, contract payments under our collaboration agreements, sales of future revenues and royalties, debt financing arrangements, and interest income, but we will increasingly rely on revenues generated from the commercial sales of MYQORZO to fund our operations and cash expenditures. We commenced commercial sales in the first quarter of 2026, but there can be no assurance as to the timing or level of revenues from such sales. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, and debt financings in addition to our commercial sales revenue.

Our success is dependent on our ability to obtain additional capital by entering into financings or new strategic collaborations, and ultimately on our and our collaborators’ ability to successfully develop and market our drugs and drug candidates. We cannot be certain that sufficient funds will be available from financings or such collaborators when needed or on satisfactory terms. Additionally, there can be no assurance that MYQORZO or any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows

Based on the current status of our research and development and commercialization activities, we believe that our existing cash, cash equivalents and investments will be sufficient to fund cash requirements for at least the next 12 months after the issuance of this Quarterly Report on Form 10-Q. If, at any time, our prospects for financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of one or more of our research or development programs. Alternatively, we might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission.

Reclassification of prior periods

Certain comparative figures have been reclassified to conform to the current period presentation. Specifically, $1.6 million previously reported research and development expenses in the three months ended March 31, 2025 has been reclassified to collaboration cost of revenues. These reclassifications had no effect on the previously reported total assets, total liabilities, or net income.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on our historical experience and on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

Net Product Revenue

Our first commercial product MYQORZO® (aficamten), was approved by the FDA in December 2025. MYQORZO is an allosteric and reversible inhibitor of cardiac myosin motor activity. The approval of MYQORZO included a risk evaluation and mitigation strategy (REMS) program intended to support a favorable benefit-risk profile in light of the risk of heart failure due to systolic dysfunction. In patients with oHCM, myosin inhibition with MYQORZO reduces cardiac contractility and left ventricular outflow tract obstruction. The Company enters into agreements with specialty pharmacies and specialty distributors (each a “Customer” and collectively the “Customers”) to sell MYQORZO in the United States. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.

Revenue is recorded net of variable consideration, which includes prompt pay discounts, returns, chargebacks, rebates, and co-payment assistance. These deductions to product sales are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product sales occur. The variable consideration is estimated based on contractual terms as well as management assumptions. The amount of variable consideration is calculated by using the expected value method. Estimates are reviewed quarterly and adjusted as necessary. Taxes assessed by governmental authorities and collected from customers are excluded from product sales.

Accruals are established for gross to net deductions and actual amounts incurred are offset against applicable accruals. The Company reflects these accruals as either a reduction in the related account receivable from the customer or as an accrued liability, depending on the means by which the deduction is settled. Sales deductions are based on management’s estimates that involve a substantial degree of judgment.

Prompt Pay and Distributor Fees: Customers receive a prompt pay discount for payments made within a contractually agreed number of days before the due date. Customers may receive a contractually agreed upon distribution fee. Both of these discounts are accounted for as a reduction of the transaction price and recorded as a contra receivable.

Returns: We typically permit returns if the product is damaged, defective, or otherwise cannot be used by the customer. We typically permit returns six months prior to and up to one year after the product expiration date. The Company records allowances for product returns as a reduction of revenue at the time product sales are recorded. Product returns are estimated based on industry data. A returns reserve is recorded as an accrued liability.

Rebates and Chargebacks: Rebates and chargebacks include amounts due to payers and healthcare providers under various programs based on contractual arrangements or statutory requirements, which may vary by payer and individual plans. Providers qualified under certain programs can purchase our products through our specialty pharmacies and distributors at a discount. The specialty pharmacies or distributors then charge the discount back to us.

Rebates and chargebacks are estimated primarily based on product sales, historical and estimated payer mix and discount rates, among other inputs, which require significant estimates and judgment. Since we launched our first commercial product in the first quarter of 2026, we do not have historical data and we are relying on industry information. We assess and update our estimates each reporting period to reflect actual claims and other current information.

Co-Payment Assistance: Co-payment assistance programs are offered to eligible end-users as price concessions and are recorded as accrued liabilities and a reduction of the transaction price. The Company uses a third-party to administer the co-payment program for pharmacy benefit claims. Our accrual for co-pay assistance programs is based on an estimate of claims and the cost per claim that we expect to receive associated with inventory that exists in the distribution channel at period end.

The Company generates revenue from a small number of specialty pharmacies and specialty distributors. The following customers accounted for over 10% of total gross product revenue during the three months ended March 31, 2026. As the Company launched MYQORZO in January 2026, there were no sales in prior periods.

	Three Months Ended
	March 31, 2026	March 31, 2025
Customer A	45%	0%
Customer B	31%	0%
Customer C	24%	0%

Accounts Receivable, net

The Company's trade accounts receivable arise from product sales and represent amounts due from its customers. In addition, the Company records accounts receivable arising from its collaboration and licensing agreements. The Company provides allowances against receivables for estimated losses, if any, that may result from a counterparty's inability to pay. Amounts determined to be uncollectible are written-off against the allowance.

Inventories

Inventories, which consist of raw materials, work in process and finished goods, are stated at the lower of cost or estimated net realizable value, using standard costs, based on a first-in, first-out method. We have entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies in prior years. Our inventories include the direct purchase cost of materials and supplies, charges from contract manufacturing organizations and manufacturing overhead costs. We will periodically review our inventories for factors that could impact the future recoverability and realization of future sales, which require estimates and judgments. We will analyze our inventory levels quarterly and write down inventories subject to expiry, in excess of expected requirements or that has a cost basis in excess of its expected net realizable value. These write downs will be charged to cost of sales in the accompanying consolidated statements of operations and comprehensive loss.

We received FDA approval for MYQORZO on December 19, 2025 and began capitalizing inventories upon FDA approval. Costs incurred prior to approval have been recorded as research and development expense in our consolidated statement of operations and comprehensive loss. As a result, inventory balances and cost of sales for the next several quarters are expected to reflect a lower average per unit cost of materials.

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	March 31, 2026	March 31, 2025
Options to purchase common stock	11,783	11,714
Restricted stock and performance units	3,085	2,498
Shares issuable related to the ESPP	55	66
Shares issuable upon conversion of 2026 Notes	2,003	2,003
Shares issuable upon conversion of 2027 Notes	2,751	10,572
Shares issuable upon conversion of 2031 Notes	10,962	—
Total shares	30,639	26,853

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

Accounting for RPI Transactions Measured at Fair Value

The fair values of the liabilities for the RP OM Loan Agreement and RP Ulacamten RPA are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 12% to 17% and 12% to 18% as of March 31, 2026 and 2025, respectively), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and ulacamten have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the omecamtiv mecarbil or ulacamten programs could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The Company recorded a loss of $1.6 million for the three months ended March 31, 2026, and a gain of $3.9 million for the three months ended March 31, 2025, associated with the change in fair value of the liabilities related to 2024 RP OM Loan Agreement and the RP Ulacamten RPA. The change in the fair value has been recognized in the condensed consolidated statement of operations and comprehensive loss.

The following tables summarize the changes of the fair value of the RP Ulacamten RPA and RP OM Loan (in thousands):

	2026		2025
	RP Ulacamten RPA	RP OM Loan	RP Ulacamten RPA	RP OM Loan
Beginning balance, January 1	$13,700	$123,500	$14,000	$123,000
Change in fair value	(200)	1,800	(300)	(3,600)
Ending balance, March 31	$13,500	$125,300	$13,700	$119,400

Liabilities Related to Revenue Participation Right Purchase Agreements

RP Aficamten Royalty Purchase Agreement

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 26.0% as of March 31, 2026 and 23.5% as of March 31, 2025.

2017 RP Omecamtiv Mecarbil Royalty Purchase Agreement

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the RP OM Liability is reassessed periodically and is not reduced below 0%. The imputed rate of interest on the carrying value of the RP OM Liability was 0.0% and approximately 0.1% as of March 31, 2026 and March 31, 2025.

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

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions. Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	2026		2025
	RP Aficamten Liability	RP OM Liability	RP Aficamten Liability	RP OM Liability
Beginning balance, January 1	$320,764	$199,795	$262,599	$199,593
Interest accretion	18,816	—	14,037	41
Amortization of issuance costs	—	—	—	26
Ending balance, March 31	$339,580	$199,795	$276,636	$199,660

RP Multi Tranche Term Loan

Tranche 7 under the RP Multi Tranche Loan Agreement Amendment for $175.0 million is drawable at Cytokinetics’ discretion within one year of FDA approval of aficamten in oHCM.

As of March 31, 2026, the estimated fair value of the Tranche 1, Tranche 4, Tranche 5, and Tranche 6 term loans was $277.3 million. The fair value was estimated based on Level 3 inputs.

Derivative Liabilities Measured at Fair Value

We have bifurcated and recognized the embedded derivatives in the RP Multi Tranche Loan Agreement. These embedded derivatives include repayment features based upon a change in control.

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 12% to 13% for the three months ended March 31, 2026 and 12% to 14% for the three months ended March 31, 2025) and other factors.

The following table summarizes the changes of the fair value of the derivative liabilities for the RP Multi Tranche Loan Agreement (in thousands):

	RP Multi Tranche Loan Agreement Derivatives
	2026	2025
Beginning balance, January 1	$31,100	$11,300
Change in fair value	(1,500)	400
Ending balance, March 31	$29,600	$11,700

Note 4 — Research and Development Arrangements

Collaboration for Commercialization of Aficamten in Greater China

Effective December 17, 2024, Sanofi has an exclusive license to develop and commercialize aficamten in China and Taiwan (the "Sanofi License Agreement"). The total maximum development and commercial milestone payments achievable for development and commercial milestone events in the field of oHCM and nHCM are $160.0 million, of which we have already earned $10.0 million in 2024 and $15.0 million in 2025, following regulatory approval of MYQORZO by the National Medical Products Administration ("NMPA") in China and the FDA in the United States. We are also entitled to receive tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

The Sanofi License Agreement will, unless terminated earlier, continue on a market-by-market basis until expiration of the relevant royalty term.

Collaboration revenues for China were $0.5 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, related to certain development cost reimbursements. Accounts receivable from Sanofi was $0.2 million as of March 31, 2026 and $15.1 million as of December 31, 2025.

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

License and milestone revenues from Bayer was $11.9 million for the three months ended March 31, 2026. The amount recognized in the current period relates to the milestone achievement of the first commercial sale of MYQORZO in the United States. Milestones associated with the first dosing of aficamten to the first patient in Japan in a Phase 3 clinical trial in nHCM and in a Phase 3 clinical trial in oHCM were achieved in 2025 and recognized as revenue in 2025. The first dose of aficamten in Japan in a Phase 3 clinical trial in nHCM occurred in June 2025 and the first dose of aficamten in Japan in a Phase 3 clinical trial in oHCM occurred in August 2025. There are no outstanding receivables related to license and milestone revenues from Bayer as of March 31, 2026.

Collaboration revenues from Bayer were $2.1 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively, related to certain research and development cost reimbursements. We had accounts receivable from Bayer of $2.1 million as of March 31, 2026, and $2.6 million as of December 31, 2025.

We re-evaluate the probability of achievement of development milestones and any related constraints each reporting period. We will include consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Research Collaboration

In May 2025, we entered into a research collaboration where we will reimburse our collaborative research partner for their research expenses. The reimbursement of research expenses was $1.2 million for the three months ended March 31, 2026 which was recorded as research and development. Subject to the terms of the agreement, our collaborative research partner may receive potential research, development and commercial milestone and royalty payments from us and we may develop and commercialize development candidates.

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

Fair Value of Financial Assets:

The following tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		March 31, 2026
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$65,528	$—	$—	$65,528
U.S. Treasury securities	Level 1	203,112	196	(31)	203,277
U.S. Government agency securities	Level 2	208,017	29	(316)	207,730
Commercial paper	Level 2	203,988	6	(130)	203,864
Asset-backed securities	Level 2	7,633	—	(2)	7,631
Corporate obligations	Level 2	322,585	121	(539)	322,167
		$1,010,863	$352	$(1,018)	$1,010,197

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$89,509	$—	$—	$89,509
U.S. Treasury securities	Level 1	239,097	574	(7)	239,664
U.S. Government agency securities	Level 2	201,788	162	(38)	201,912
Commercial paper	Level 2	289,447	96	(26)	289,517
Asset-backed securities	Level 2	7,579	7	—	7,586
Corporate obligations	Level 2	363,645	457	(53)	364,049
		$1,191,065	$1,296	$(124)	$1,192,237

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

No credit losses on debt securities were recognized in the periods presented. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The unrealized losses as of March 31, 2026 are attributed to market interest rate changes and are not attributed to credit. The Company does not intend to sell any of these available-for-sale investments before their effective maturity or market price recovery.

Note 6 — Balance Sheet Components

Cash, cash equivalents, and restricted cash

A reconciliation of cash, cash equivalents, and restricted cash reported in the accompanying condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows was as follows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$129,843	$122,518
Restricted cash	3,111	3,114
Total cash, cash equivalents, and restricted cash as reported within our condensed consolidated statement of cash flows	$132,954	$125,632

As of March 31, 2026, our restricted cash balance of $3.1 million is used to collateralize certain credit instruments.

Accounts receivable, net

Accounts receivable, net was as follows (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net:
Net product receivables	$4,473	$—
Collaboration receivables	2,354	17,764
Total accounts receivable, net	$6,827	$17,764

Inventories

Inventories were as follows (in thousands):

	March 31, 2026	December 31, 2025
Inventories:
Finished goods	$154	$—
Total inventories, current	154	—
Inventories, long-term (1)	3,843	—
Total current and long-term inventories	$3,997	$—

(1) Inventories, long-term, are comprised of raw materials and work in process that are expected to be sold beyond the next 12 months.

Accrued liabilities

Accrued liabilities were as follows (in thousands):

	March 31, 2026	December 31, 2025
Accrued liabilities:
Clinical and preclinical costs	$23,981	$24,561
Compensation related	27,355	45,150
Other accrued expenses	17,527	13,567
Total accrued liabilities	$68,863	$83,278

Note 7 — Debt

Convertible Notes

2031 Notes

The following table presents the total amount of interest cost recognized relating to the 2031 Notes (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Contractual interest expense	$3,281	$—
Amortization of debt issuance costs	746	—
Total interest expense recognized	$4,027	$—

The effective interest rate of the 2031 Notes was 2.23% as of March 31, 2026. As of March 31, 2026, the unamortized debt issuance cost for the 2031 Notes was $18.8 million and will be amortized over approximately 5.6 years.

2027 Notes

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Contractual interest expense	$1,230	$4,726
Amortization of debt issuance costs	204	746
Total interest expense recognized	$1,434	$5,472

The effective interest rate of the 2027 Notes was 4.2% as of March 31, 2026 and 2025. As of March 31, 2026, the unamortized debt issuance cost for the 2027 Notes was $1.2 million and will be amortized over approximately 1.3 years. During the three months ended March 31, 2026, the conditions allowing holders of the 2027 Notes to convert were not met. As a result, the 2027 Notes are not convertible as of March 31, 2026.

2026 Notes

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Contractual interest expense	$211	$211
Amortization of debt issuance costs	27	26
Total interest expense recognized	$238	$237

The effective interest rate of the 2026 Notes was 4.6% as of March 31, 2026 and 2025. As of March 31, 2026, the unamortized debt issuance cost for the 2026 Notes was $0.1 million and will be amortized over approximately 0.6 years. The 2026 Notes are convertible at March 31, 2026 at the option of the holder and classified as current on the condensed consolidated balance sheet.

As of March 31, 2026, the estimated fair value of the 2031 Notes, 2027 Notes, and 2026 Notes was $957.1 million, $205.4 million and $132.7 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes.

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

Our annual grant of stock-based compensation takes place during the first quarter of each year. Our stock options and restricted stock units granted during the first quarter of 2026 were as follows:

	Grants	Weighted Average Grant Date Fair Value per Share
Stock options	1,518,443	$60.20
Restricted stock units	1,460,603	$60.16

As of March 31, 2026, the total authorized shares under the 2004 Plan available for grant was 3.8 million.

Total stock-based compensation expense was recorded in the condensed consolidated statements of operations and comprehensive loss, and allocated as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Research and development	$13,581	$11,678
General and administrative	16,813	11,871
	$30,394	$23,549

For the three months ended March 31, 2026, we capitalized approximately $0.4 million of stock based compensation into inventories.

Performance Stock Units

During 2025 through the first quarter of 2026, the Compensation Committee granted a total of 756,616 performance stock units ("PSUs") to certain employees with a grant date fair value ranging from $44.36 to $63.75 per unit. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSU awards are subject to performance goals and will be earned as to a pre-determined fixed number of shares subject to the certification by the Compensation and Talent Committee of the Company’s Board of Directors (the “Compensation Committee”) that the Company has achieved one or more of the relevant performance goals, in each case vesting as to 50% of the earned shares on applicable Compensation Committee certification date and as to the remaining 50% of the earned shares following the one-year anniversary of the applicable Compensation Committee certification date.

The Company recognized expense for the PSUs of $0.5 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. The decrease year over year was due to our Prescription Drug User Fee Act ("PDUFA") target action date for NDA for aficamten in oHCM was extended to December 2025. This resulted in a revision of the PSU assumptions and a reduction of expense that impacted the first quarter of 2026. There was $13.1 million of unamortized stock-based compensation related to the portion of PSUs vesting that is deemed probable as of March 31, 2026.

Controlled Equity Offering Sales Agreement

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of common stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of March 31, 2026, we have not sold any shares of common stock under the Open Market Sale AgreementSM with Jefferies LLC.

Note 9 — Commitments and Contingencies

Legal Matters

From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of such matters is inherently uncertain and often involves significant judgment in assessing risk and estimating potential exposure. Accruals are recognized for legal matters when a loss is both probable and reasonably estimable. As of March 31, 2026, no material contingent liabilities have been recognized. If a material loss is reasonably possible and we can estimate the amount or range of the loss, we disclose such information. Unless otherwise noted, either the outcome of these matters is not expected to be material, or the potential loss cannot be reasonably estimated.

In re Cytokinetics, Incorporated Securities Litigation

On September 17, 2025, a putative stockholder class action lawsuit was filed against the Company and its Chief Executive Officer in the United States District Court for the Northern District of California, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The action was purportedly filed on behalf of a class consisting of all investors who purchased or otherwise acquired the Company's common stock between December 27, 2023 and May 6, 2025. The complaint alleges that the Company made materially false and misleading statements regarding the timeline for the NDA regulatory approval process for aficamten and failed to disclose related material risks. The complaint seeks unspecified damages, together with interest, attorneys' fees, and costs.

On December 22, 2025, the Court appointed Gilbert Rosenthal as Lead Plaintiff and approved his selection of Pomerantz LLP as Lead Counsel. The action is now captioned In re Cytokinetics, Incorporated Securities Litigation, Case No. 3:25-cv-07923-RFL. On March 10, 2026, Lead Plaintiff filed an amended complaint, which, among other things, added the Company's Chief Financial Officer as a defendant. The Company expects to file a motion to dismiss the amended complaint within 60 days of its filing.

The Company and the individual defendants dispute the allegations in the amended complaint and intend to vigorously defend against the action.

Pohlmann v. Blum, et al.

On March 9, 2026, a purported stockholder derivative action captioned Pohlmann v. Blum, et al., Case No. 3:26-cv-01998-RFL, was filed in the United States District Court for the Northern District of California against certain of the Company's current and former directors and its Chief Executive Officer, with the Company named as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution under the Securities Exchange Act of 1934, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The allegations are based substantially on the same underlying facts and circumstances as those alleged in In re Cytokinetics, Incorporated Securities Litigation and principally concern statements regarding the Company's New Drug Application for aficamten and the subsequent extension of the related PDUFA action date. The complaint seeks, among other relief, unspecified damages on behalf of the Company, disgorgement, corporate governance reforms, and attorneys' fees and costs.

On March 27, 2026, the Court found the derivative action to be related to In re Cytokinetics, Incorporated Securities Litigation and reassigned the matter accordingly. On April 16, 2026, the Court entered an order, pursuant to the parties' stipulation, staying the derivative action in its entirety during the pendency of any motion to dismiss in the securities class action, subject to customary terms.

The Company and the individual defendants dispute the allegations in the derivative action and intend to vigorously defend against the matter.

Other Commitment

We have approximately $17.2 million of non-cancellable commitments related to purchases of materials and inventory manufacturing agreements.

Note 10 — Subsequent Events

On May 5, 2026, we announced positive topline results from ACACIA-HCM, the pivotal Phase 3 clinical trial of aficamten in patients with symptomatic nHCM. ACACIA-HCM met both dual primary endpoints, demonstrating statistically significant improvements from baseline to Week 36 compared to placebo in both Kansas City Cardiomyopathy Questionnaire Clinical Summary Score (KCCQ-CSS) and maximal exercise performance (peak VO2). Statistically significant (p<0.001) improvements compared to placebo were observed in key secondary endpoints including the proportion of participants with improvements in NYHA Functional Class, the composite z-score of ventilatory efficiency and pVO2, and NT-proBNP.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel muscle activators and muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. We have discovered and are developing muscle-directed investigational medicines that may potentially improve the health span of people with devastating cardiovascular and neuromuscular diseases of impaired muscle function. Our first commercial product is MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg, and 20 mg tablets, which the FDA approved in December 2025. MYQORZO is an allosteric and reversible inhibitor of cardiac myosin motor activity. The approval of MYQORZO included a risk evaluation and mitigation strategy program, otherwise known as a REMS, intended to support a favorable benefit-risk profile in light of the risk of heart failure due to systolic dysfunction. In patients with oHCM, myosin inhibition with MYQORZO reduces cardiac contractility and left ventricular outflow tract obstruction. MYQORZO became available for prescription to patients on or around January 27, 2026. In addition, in February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (New York Heart Association, NYHA, class II-III) oHCM in adult patients. Moreover, in December 2025, the China National Medical Products Administration approved MYQORZO for the treatment of adults with (New York Heart Association class II-III) oHCM, to improve exercise capacity and symptoms.

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

Cytokinetics’ Marketed Product: MYQORZO®

MYQORZO® (aficamten), is a novel, oral, small molecule cardiac myosin inhibitor that our scientists discovered for the treatment of symptomatic oHCM. MYQORZO was designed to reduce the hypercontractility associated with HCM. In preclinical models, MYQORZO reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. MYQORZO reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility.

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

In December 2025, the FDA approved MYQORZO, 5 mg, 10 mg, 15 mg, and 20 mg tablets for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms. MYQORZO is an allosteric and reversible inhibitor of cardiac myosin motor activity. The approval of MYQORZO included a risk evaluation and mitigation strategy (REMS) program intended to support a favorable benefit-risk profile in light of the risk of heart failure due to systolic dysfunction. In addition, in February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (New York Heart Association, NYHA, class II-III) obstructive hypertrophic cardiomyopathy (oHCM) in adult patients. Moreover, in December 2025, the China National Medical Products Administration approved MYQORZO for the treatment of adults with (New York Heart Association class II-III) oHCM, to improve exercise capacity and symptoms.

We commenced commercial sales of MYQORZO in the United States in the first quarter of 2026. Our market research supports our belief that MYQORZO will be highly competitive amongst cardiac myosin inhibitors, potentially eventually achieving a greater than 50% market share in the United States but also growing the cardiac myosin inhibitor category overall. Our partner, Sanofi, also commenced commercialization activities in China in the first quarter of 2026.

The commercial prospects for MYQORZO depend on three launch drivers: clinical evidence, our experience with HCPs and patients, and the approved label. Clinical evidence shows that treatment with MYQORZO in adult patients with symptomatic oHCM led to rapid and sustained reduction in obstruction and improvement in symptoms. Our experience with HCPs and patients informed our Cardiac Account Specialist (CAS) design, including its single point of contact and accountability for HCP's with our field sales organization and our bespoke patient support program, MYQORZO and You™.

We believe the MYQORZO prescribing information allows for flexibility to titrate as early as two weeks, with echo assessment within 2 to 8 weeks following dose initiation and any subsequent dose changes, and importantly, a patient's dose may be titrated as needed after each echo with no delay.

In the European Union, we anticipate commencing commercialization activities in Germany in the second quarter of 2026 to be followed by other major European countries. MYQORZO is approved in China for the treatment of adults with (New York Heart Association class II-III) oHCM, to improve exercise capacity and symptoms. We depend on Sanofi for commercialization of MYQORZO in China.

Finally, in January 2026 we submitted, and the FDA subsequently accepted for filing, a supplemental NDA for MYQORZO to the FDA requesting to include the results of MAPLE-HCM, a Phase 3 randomized, double blind, active-comparator clinical trial of aficamten as monotherapy compared to metoprolol as a monotherapy in patients with obstructive HCM, in the label. The FDA assigned a standard review classification to the sNDA with a PDUFA date of November 14, 2026.

Research and Development Programs

Our research and development activities related to muscle contractility include our cardiac muscle contractility programs and our skeletal muscle contractility programs. We also conduct research and development on novel treatments for disorders involving muscle function beyond muscle contractility.

Specialty Cardiology Programs

Our specialty cardiology program is focused on the cardiac sarcomere, the basic unit of muscle contraction in the heart. The cardiac sarcomere is a highly ordered cytoskeletal structure composed of cardiac myosin, actin and a set of regulatory proteins. Cardiac myosin is the cytoskeletal motor protein in the cardiac muscle cell. It is directly responsible for converting chemical energy into the mechanical force, resulting in cardiac muscle contraction. Our most advanced cardiac program, MYQORZO (aficamten), is based on the hypothesis that inhibitors of cardiac myosin may attenuate the hyperdynamic contraction resulting from pathologic mutations in the sarcomere that lead to hypertrophic cardiomyopathies. MYQORZO was approved in the U.S., Europe and China for the treatment of adults with symptomatic oHCM. We submitted a supplemental NDA to the FDA in January 2026 with the intent to include the results of MAPLE-HCM (a Phase 3 randomized, double blind, active-comparator clinical trial of aficamten as monotherapy compared to metoprolol as a monotherapy in patients with obstructive HCM) in the label. Finally, as described below, we evaluated aficamten for the potential treatment of adults with symptomatic nHCM in ACACIA-HCM.

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

Aficamten was also evaluated in ACACIA-HCM, a Phase 3 randomized, double blind clinical trial in patients with symptomatic nHCM. On May 5, 2026, we announced positive topline results from ACACIA-HCM. ACACIA-HCM met both dual primary endpoints, demonstrating statistically significant improvements from baseline to Week 36 compared to placebo in both Kansas City Cardiomyopathy Questionnaire Clinical Summary Score (KCCQ) and maximal exercise performance (pVO2). The improvement in KCCQ was robust and consistent throughout the treatment period in participants on aficamten. Following washout, KCCQ decreased for participants on aficamten to match the placebo group. At Week 36, pVO2 increased for participants on aficamten, while it remained unchanged for participants on placebo, consistent with prior trials of aficamten in oHCM. Statistically significant (p<0.001) improvements compared to placebo were observed in key secondary endpoints including the proportion of participants with improvements in NYHA Functional Class, the composite z-score of ventilatory efficiency and pVO2, and NT-proBNP. At Week 36, pVO2 increased for participants on aficamten, while it remained unchanged for participants on placebo, consistent with prior trials of aficamten in oHCM. Statistically significant (p<0.001) improvements compared to placebo were observed in key secondary endpoints including the proportion of participants with improvements in NYHA Functional Class, the composite z-score of ventilatory efficiency and pVO2, and NT-proBNP. There were no new safety signals identified. The percentage of participants completing planned dosing was similar in those receiving aficamten or placebo (88.4% vs. 90.3%, respectively). Left ventricular ejection fraction (LVEF) <50% occurred in 27 (10%) participants taking aficamten and 1% in participants taking placebo. Two participants on aficamten experienced a serious adverse event of heart failure associated with LVEF <50%. Treatment interruptions due to LVEF <40% occurred in 3% of participants taking aficamten.

Aficamten continues to be evaluated in CEDAR-HCM, a clinical trial of aficamten in a pediatric population with oHCM; and FOREST-HCM, an open-label extension clinical study of aficamten in patients with HCM. We expect to report complete enrollment in the adolescent cohort of CEDAR-HCM in the fourth quarter of 2026.

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

The China NMPA approved MYQORZO (aficamten) for the treatment of adults with (NYHA class II-III) oHCM, to improve exercise capacity and symptoms.

Collaboration for Commercialization of Aficamten in Japan

We are party to a collaboration and license agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, for the exclusive development and commercialization of drug products containing aficamten in Japan, subject to certain reserved development rights of Cytokinetics to conduct ACACIA-HCM and CEDAR-HCM in Japan.

The first patient in Japan was dosed in the Japanese cohort of ACACIA-HCM in the second quarter of 2025. The first patient was dosed in Bayer’s Phase 3 clinical trial in oHCM, CAMELLIA-HCM, in Japan in the third quarter of 2025.

Aficamten was recently granted Orphan Drug Designation by the Japan Ministry of Health, Labour and Welfare for patients with nHCM and pediatric patients with oHCM.

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

Royalty Pharma Revenue Interest

In 2017, we entered into a Royalty Purchase Agreement, which we refer to as the RP OM RPA, with Royalty Pharma Development Funding, LLC, or RPFT, and amended the RP OM RPA on January 7, 2022. Pursuant to the RP OM RPA, as amended, RPFT has a revenue interest entitling it to up to 5.5% of our affiliates’ and licensees’ worldwide net sales of drug products containing omecamtiv mecarbil.

In the second quarter of 2024, we entered into the RP OM Loan Agreement with RPDF. Pursuant to the RP OM Loan Agreement, RDPF has a revenue interest entitling it to quarterly payments in an amount equal to 2.0% of the annual worldwide net sales of drug products containing omecamtiv mecarbil, subject to a minimum floor amount ranging from $5.0 million to $8.0 million during the first 18 calendar quarters commencing on the calendar quarter during which FDA approval for any drug product containing omecamtiv mecarbil is obtained, as further described in Note 3 to our condensed consolidated financial statements included in this Annual Report on Form 10-K under the section "Agreements with Royalty Pharma," on the condition that a new Phase 3 clinical trial of omecamtiv mecarbil is successful by June 30, 2028 and we receive the marketing approval from the FDA for omecamtiv mecarbil on or prior to December 31, 2029.

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

In preclinical models, ulacamten reduced cardiac hypercontractility by decreasing the number of active myosin cross-bridges during cardiac contraction thereby reducing the contractile force, without effect on calcium transients. Ulacamten selectively inhibits the ATPase of intact cardiac myosin but does not inhibit the ATPase of subfragment-1 of myosin (S1) as does aficamten, a cardiac myosin inhibitor we have also developed. Unlike aficamten, the inhibitory effect of ulacamten requires the presence of the regulatory light chain (RLC) of myosin in the context of the intact myosin dimer (heavy meromyosin or HMM). In engineered human HCM heart tissues, ulacamten demonstrated a shallow force-concentration response and improved lusitropy. Lending support for investigating this mechanism of action in HFpEF, a subset of patients with HFpEF resemble patients with non-obstructive hypertrophic cardiomyopathy (HCM) in that those patients have higher ejection fractions, thickened walls of their heart, elevated biomarkers, and symptoms of heart failure. Data from a Phase 2 clinical trial of aficamten in patients with nHCM and the results of ACACIA-HCM show that aficamten was well tolerated, improved patient reported outcomes (Kansas City Cardiomyopathy Questionnaire (KCCQ) and New York Heart Association (NYHA) Functional Class) and biomarkers, measures that are also relevant to HFpEF.

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

In the fourth quarter of 2024, we announced that the first participants have been dosed in a Phase 1 randomized, double-blind, placebo-controlled, multi-part, single and multiple ascending dose clinical study of CK-089 in healthy human participants. CK-089 is a fast skeletal muscle troponin activator with potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-089 when administered orally as single or multiple doses to healthy participants. The study design includes single ascending dose cohorts and multiple-dose ascending cohorts comprised of 10 participants each. Our clinical development program for CK-089 was subject to a partial clinical hold from FDA that limited our ability to dose patients at doses anticipated to result in plasma exposures higher than certain levels. FDA subsequently lifted the partial clinical trial hold, permitting us to continue our development program as intended.

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

Liquidity and Capital Resources

Our cash, cash equivalents, and investments and a summary of our borrowings and working capital as of March 31, 2026 and December 31, 2025 are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Financial assets:
Cash and cash equivalents	$129,843	$122,518
Short-term investments	688,707	759,703
Long-term investments	254,719	335,048
Total cash, cash equivalents, and marketable securities	$1,073,269	$1,217,269
Borrowings:
Term loans (including related derivative liabilities measured at fair value)	$300,569	$297,644
Convertible notes, net	891,559	890,618
Liabilities related to RPI transactions measured at fair value	138,800	137,200
Total borrowings	$1,330,928	$1,325,462
Working capital:
Current assets	$839,465	$916,975
Current liabilities	199,185	202,452
Working capital	$640,280	$714,523

The following table shows a summary of our cash flows for the periods set forth below (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(145,457)	$(131,617)
Net cash provided by investing activities	145,492	105,956
Net cash provided by financing activities	7,770	4,754
Total	$7,805	$(20,907)

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

Cash Flows Used in Operating Activities

Net cash used in operating activities of $145.5 million and $131.6 million in the three months ended March 31, 2026 and 2025, respectively, was largely due to ongoing research and development activities and general and administrative expenses to support research and development as well as commercial readiness. In future quarters fluctuations in accounts receivable and inventories will impact cash flows used in operating activities. Net loss for the three months ended March 31, 2026 and 2025 included, among other items: stock-based compensation, interest expense on liabilities related to revenue participation right purchase agreements and debt, and/or changes in fair values related to derivative liabilities and liabilities related to RPI Transactions.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities of $145.5 million in the three months ended March 31, 2026 was primarily due to maturities of investments offset by purchases of investments and property, plant and equipment.

Net cash provided by investing activities of $106.0 million in the three months ended March 31, 2025 was primarily due to maturities of investments offset by purchases of investments and property, plant and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities of $7.8 million in the three months ended March 31, 2026 was mainly due to net proceeds from stock-based award activities, offset by repayment of RP Multi Tranche Term Loan.

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

Under the RP Multi Tranche Loan Agreement, we have drawn $275 million as of March 31, 2026. The remaining $175 million tranche 7 loan is also available to us now that the conditions for reimbursement, namely approval of our NDA for aficamten in patients with oHCM on or prior to December 31, 2025, have been met. We expect to draw Tranche 7 unless we are able to meet our financing requirements through more favorable funding sources.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 26.0% as of March 31, 2026 and 23.5% as of March 31, 2025.

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

As of March 31, 2026, there remains $21.1 million aggregate principal amount of 2026 Notes outstanding reflected in current liabilities, $140.5 million of aggregate principal amount of 2027 Notes outstanding reflected in long term liabilities, and $750.0 million of aggregate principal amount of 2031 Notes outstanding in long term liabilities. The 2026 Notes and the 2027 Notes are redeemable, in whole or in part (subject to the Partial Redemption Limitation, in the case of the 2027 Notes), at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the applicable maturity date, at a cash redemption price equal to the principal amount of the relevant Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for the relevant notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice. On or after October 6, 2028, the 2031 Notes will be redeemable, in whole or in part (subject to the Partial Redemption Limitation), at our option at any time and from time to time, and, in the case of any partial redemption, on or before the 40th scheduled trading day before the maturity date for the 2031 Notes, at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the 2031 Notes are also freely tradable and all accrued and unpaid additional interest, if any, has been paid in full, as of the first interest payment date occurring on or before such redemption notice date, and the last reported sale price per share of our common stock exceeds 130% of the conversion price for the 2031 Notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice.

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

Japan Out-license for Aficamten

In November 2024, we entered into a license and collaboration agreement with Bayer Consumer Care AG, an affiliate of Bayer AG, pursuant to which we granted to Bayer an exclusive license to develop and commercialize aficamten in Japan, subject to certain reserved development rights. Under the terms of the Bayer License Agreement, we received an up-front payment of €50.0 million (equivalent to $52.4 million at the time of payment) which was recorded as deferred revenue at December 31, 2024 and was recognized in 2025 upon completion of certain performance technology transfer obligations. We recognized revenue associated with two clinical milestones totaling €10 million in 2025. We recognized an additional €10 million milestone in the first quarter of 2026 as a result of our first commercial sale of MYQORZO in the United States. We may also be eligible to receive up to an additional €70 million in milestones upon first commercial sale of aficamten in each of oHCM and nHCM in Japan and nHCM in the United States. We are also eligible for an additional €490 million in commercial milestone payments upon the achievement by Bayer of certain sales milestones and tiered royalties on the net sales of pharmaceutical products containing aficamten in Japan ranging from the high teens to the low thirty percents, subject to certain reductions for generic competition, expiration of certain patents and payments for licenses to third-party patents, until the latest of the expiration of certain patents, the expiration of regulatory exclusivity for the Product in Japan, and the end of a minimum specified term.

At-the-Market Sales of Common Stock

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of Common Stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of March 31, 2026, we have not sold any shares of Common Stock under the Open Market Sale AgreementSM with Jefferies LLC.

Future Uses of Cash

We expect that selling, general and administrative expenses will significantly increase in 2026. In December 2025, MYQORZO was approved by the FDA, and accordingly, our sales and marketing expenses will increase significantly as we engage in commercialization activities in the United States. In February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (NYHA class II-III) obstructive hypertrophic cardiomyopathy in adult patients, which means that we will significantly increase commercial readiness activities in Europe, initially in Germany, with commercial readiness activities in other major European countries to follow.

In future periods, we also expect to incur substantial costs as we expand our research programs and continue development activities, including for the conduct of our on-going clinical trials for aficamten, omecamtiv mecarbil, ulacamten and CK-089. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection to clinical development, and we expect to file investigational new drug applications. Cytokinetics and multiple third-party contract development manufacturing organizations entered into various scopes of work with respect to the manufacturing of aficamten. We have approximately $17.2 million of non-cancellable commitments related to purchases of materials and inventory manufacturing agreements.

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

We have incurred an accumulated deficit of approximately $3.7 billion since inception and there can be no assurance that we will attain profitability. Although we have one approved product at this time, we remain subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. With the recent FDA approval of MYQORZO in December 2025, we have only recently started generating revenues from the commercial sale of our drugs. Therefore, our success is dependent on our ability to generate substantial revenues from MYQORZO or potentially obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms, including as a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and potential future bank failures in the United States. Additionally, there can be no assurance that MYQORZO or any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Results of Operations

Revenues

Our revenues since inception were primarily from our collaboration partners. We did not generate any revenue from commercial product sales prior to the year ended December 31, 2025. MYQORZO for adults with symptomatic oHCM was approved by the FDA in December 2025 and our first commercial sale of MYQORZO occurred in the first quarter of 2026.

Revenues for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	Increase
Net product revenue	$4,789	$—	$4,789
Collaboration revenues	2,637	1,579	1,058
License and milestone revenues	11,929	—	11,929
Total revenues	$19,355	$1,579	$17,776

Net product revenue was recorded for our first quarter of commercial sales of MYQORZO commencing in the last week of January 2026, for the quarter ended March 31, 2026.

Collaboration revenues for the three months ended March 31, 2026 were primarily from Bayer under the Bayer License Agreement related to certain research and development cost reimbursements. Collaboration revenues for the three months ended March 31, 2025 were from Sanofi under our collaboration and license agreement with Genzyme Corporation, an affiliate of Sanofi, and from Bayer related to certain research and development cost reimbursements.

License and milestone revenues for the three months ended March 31, 2026 were from Bayer related to the first commercial sale of MYQORZO in the United States.

As of March 31, 2026, the accounts receivable, net balance was $6.8 million comprised of $2.1 million related to Bayer and $0.2 million related to Sanofi and the remaining $4.5 million is associated with product revenue.

Operating expenses

	Three Months Ended
	March 31, 2026	March 31, 2025	Increase (decrease)
Research and development	$95,525	$98,262	$(2,737)
Selling, general and administrative	104,896	57,369	47,527
Cost of goods sold	160	—	160
Collaboration cost of revenues (a)	2,392	1,579	813
Total operating expenses	$202,973	$157,210	$45,763

(a) Includes costs incurred in connection with manufacturing drug supplies for collaboration partners.

Operating expenses included stock-based compensation expense of $30.4 million and $23.5 million for the three months ended March 31, 2026 and 2025, respectively.

Research and development expenses

We incur research and development expenses that consist of employee compensation, supplies and materials, costs for consultants, contract research, clinical manufacturing and facilities and depreciation costs.

Research and development expenses for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	Decrease
External costs:
Aficamten	$21,107	$29,548	$(8,441)
Omecamtiv Mecarbil	5,553	3,597	1,956
Other programs	3,153	3,373	(220)
Unallocated	6,726	8,340	(1,614)
Total external costs	36,539	44,858	(8,319)
Internal costs:
Employee related	45,532	40,027	5,505
Facilities, lab supplies and other	13,454	14,956	(1,502)
Total internal costs	58,986	54,983	4,003
Total research and development expenses	$95,525	$99,841	$(4,316)

Research and development expenses for the three months ended March 31, 2026 decreased by $4.3 million compared to the three months ended March 31, 2025. The decrease was primarily due to higher clinical trial activity in 2025 partially offset by higher personnel-related costs in 2026.

Our development program for aficamten continues with CEDAR-HCM, our placebo-controlled and open-label extension clinical trial to evaluate the efficacy, pharmacokinetics (PK) and safety of aficamten in a pediatric population with symptomatic oHCM. Additionally, we have FOREST-HCM which is an open label extension study designed to assess the long-term safety and tolerability of aficamten in patients with HCM.

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

In the fourth quarter of 2024, we announced that the first participants have been dosed in a Phase 1 randomized, double-blind, placebo-controlled, multi-part, single and multiple ascending dose clinical study of CK-089 in healthy human participants. CK-089 is a fast skeletal muscle troponin activator with potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-089 when administered orally as single or multiple doses to healthy participants. The study design includes single ascending dose cohorts and multiple-dose ascending cohorts comprised of 10 participants each. Our clinical development program for CK-089 was subject to a partial clinical hold from FDA. FDA subsequently lifted the partial clinical trial hold, permitting us to continue our development program as intended.

We expect that research and development expenses will be flat to declining in 2026 relative to 2025 due to the completion of MAPLE-HCM and ACACIA-HCM, partially offset by the continuation of COMET-HF, AMBER HFpEF, CEDAR-HCM, FOREST-HCM and any additional clinical trials we may choose to undertake in connection with CK-089 or any other drug candidates.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs, facilities and overhead costs, and selling, marketing and advertising expenses, as well as other general and administrative costs related to finance, human resources, legal and other administrative activities.

Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	Increase
Total selling, general and administrative expenses	$104,896	$57,369	$47,527

Selling, general and administrative expenses for the three months ended March 31, 2026 increased by $47.5 million from the three months ended March 31, 2025, primarily due to external costs associated with the commercial launch of MYQORZO and higher personnel related costs, including stock-based compensation.

We expect selling, general and administrative expenses to increase significantly in 2026. With the approval of MYQORZO in the United States, we expect to incur additional expenses for commercial activities, including, but not limited to, the full year impact of the U.S. sales force, training and education, the implementation of compliance systems, patient support programs, sales and marketing expenses. In addition, the European Commission approved MYQORZO for the treatment of adults with symptomatic oHCM, (NYHA class II-III), and therefore, we expect to incur similar expenses for commercial readiness activities in Europe but with additional expenses for the establishment of a corporate infrastructure to enable commercialization activities in key European markets, beginning in Germany with other major European markets to follow.

Cost of Goods Sold

Costs of goods sold for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	Increase
Total cost of goods sold	$160	$—	$160

We received FDA approval for MYQORZO on December 19, 2025 and began capitalizing inventories upon FDA approval. Costs incurred prior to approval were recorded as research and development expense in our condensed consolidated statement of operations and comprehensive loss. As a result, cost of sales for the next several quarters are expected to reflect a lower average per unit cost of materials, it was immaterial for the quarter ended March 31, 2026.

Collaboration Cost of Revenues

Collaboration cost of revenues includes cost reimbursements as well as costs incurred in connection with manufacturing drug supplies for collaboration partners. Collaboration of costs of sales for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	Increase
Total collaboration cost of revenues	$2,392	$1,579	$813

Collaboration cost of revenues for the three months ended March 31, 2026 were primarily from Bayer under the Bayer License Agreement related to certain research and development cost reimbursements. Collaboration revenues for the three months ended March 31, 2025 were from Sanofi under our collaboration and license agreement with Genzyme Corporation, an affiliate of Sanofi, and from Bayer related to certain research and development cost reimbursements.

Interest Expense

Interest expense for the three months ended March 31, 2026 and 2025, was as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	Increase
Term loans	$8,745	$3,118	$5,627
2026 Notes	238	237	1
2027 Notes	1,434	5,472	(4,038)
2031 Notes	4,027	—	4,027
Other	75	41	34
Total interest expense	$14,519	$8,868	$5,651

Term loan interest is related to the RP Multi Tranche Loan and it increased year over year due to four tranches of interest expense being incurred in first quarter of 2026 due to Tranches 1, 4, 5 and 6 compared to two tranches in the first quarter of 2025 related to Tranche 1 and 6. In September 2025, we issued the 2031 Notes and used the net proceeds and common stock to partially repurchase the 2027 Notes. Due to the balance of the 2027 Notes declining in the third quarter of 2025, interest expense declined year over year.

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

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	Increase
RP OM Liability	$—	$41	$(41)
RP Aficamten Liability	18,816	14,037	4,779
Total non-cash interest expense recognized	$18,816	$14,078	$4,738

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid pursuant to RP Aficamten RPA over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 26.0% as of March 31, 2026 and 23.5% as of March 31, 2025.

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid pursuant to RP OM RPA over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability is reassessed periodically and is not reduced below 0%. The imputed rate of interest on the carrying value of the RP OM Liability was 0.0% as of March 31, 2026 and approximately 0.1% as of March 31, 2025.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Interest and Other Income, net

Interest and other income, net for the three months ended March 31, 2026 and 2025 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Change in fair value liabilities related to RPI transactions and derivative liabilities reflected on the Condensed Consolidated Statement of Operations.

The change in fair value liabilities related to the RPI transactions (RP OM Loan Agreement and RP Ulacamten RPA) and the derivative liabilities for the RP Multi Tranche Loan Agreement for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	Decrease
RP Ulacamten RPA	$200	$300	$(100)
RP OM Loan	(1,800)	3,600	(5,400)
RP Multi Tranche Loan Agreement Derivatives	1,500	(400)	1,900
Total change in fair value liabilities	$(100)	$3,500	$(3,600)

The fair values of the liabilities related to RPI transactions (RP OM Loan Agreement and RP Ulacamten RPA) are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which range from 12% to 17% as of March 31, 2026 and 2025), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and ulacamten have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the programs for omecamtiv mecarbil or ulacamten could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The fair values of the derivative liabilities is determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 12% to 13% for the three months ended March 31, 2026 and 12% to 14% for the three months ended March 31, 2025) and other factors.

The total change in the estimated fair value liabilities for the three months ended March 31, 2026 was primarily driven by changes in the discount rates used in the valuation of the 2024 RP OM Loan and the derivatives associated with the RP Multi Tranche Loan Agreement.

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting policies and significant estimates in the three months ended March 31, 2026 , except for the following:

Net Product Revenue

We recognize revenue from product sales at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt or acceptance by our customer. In order to determine the transaction price, we estimate, utilizing the expected value method, the amount of variable consideration to which we will be entitled. Our product sales are subject to various deductions, including distribution-related fees, rebates under government programs, rebates for commercial payors, and amounts under our co-pay assistance program. The distribution-related fees include a prompt pay discount and fees for specialty pharmaceutical and specialty distributor customers. The distribution-related fees are not subject to significant estimation uncertainty. However, other sales deductions require us to make estimates, particularly related to the payor mix. We estimate the percentage of product sales which will ultimately be subject to commercial payor rebates, the Medicare Part D Manufacturer Rebate Program, Medicaid, and other federal programs. We also estimate the percentage of product sales which will ultimately go to 340B hospitals. As we have limited history for the sales of MYQORZO, we estimated our payor mix based upon our market research and industry data for similar cardiovascular products. As we gain more historical experience for the sales of MYQORZO, we will update our estimates which will result in adjustments to current period revenues.

Inventories

Inventories, which consist of raw materials, work in process and finished goods, are stated at the lower of cost or estimated net realizable value, using standard costs, based on a first-in, first-out method. We have entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies in prior years. Our inventories include the direct purchase cost of materials and supplies, charges from contract manufacturing organizations and manufacturing overhead costs. We will periodically review our inventories for factors that could impact the future recoverability and realization of future sales, which require estimates and judgments. We will analyze our inventory levels quarterly and write down inventories subject to expiry, in excess of expected requirements or that has a cost basis in excess of its expected net realizable value. These write downs will be charged to cost of sales in the accompanying consolidated statements of operations and comprehensive loss.

We received FDA approval for MYQORZO on December 19, 2025 and began capitalizing inventories upon FDA approval. Costs incurred prior to approval have been recorded as research and development expense in our consolidated statement of operations and comprehensive loss. As a result, inventory balances and cost of sales for the next several quarters are expected to reflect a lower average per unit cost of materials.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in "Item 7A —Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following:

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2026, our cash and investments totaled $1.1 billion, comprising U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, a global portfolio of corporate debt, money market funds, and repurchase agreements backed by U.S. Treasury securities.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% increase in market interest rates would result in a decline in the value of our investments of approximately $5.1 million and $6.0 million as of March 31, 2026 and December 31, 2025, respectively.

In addition, we have elected the fair value option for certain liabilities. The fair value of the liabilities related to 2024 RP OM Loan Agreement, the RP Ulacamten RPA, and the derivatives of the RP Multi Tranche Loan Agreement will increase as market interest rates decrease. In addition, the fair value of the liabilities may fluctuate based upon changes in the Company’s credit rating. Changes in the interest rate environment and the credit rating of the Company could have an effect on our future earnings. For example, a hypothetical 1% decrease in the discount rates used to measure the 2024 RP OM Loan Agreement, the RP Ulacamten RPA, and the derivatives of the RP Multi Tranche Loan Agreement would result an increase in the fair value, and the recognition of a loss, of approximately $4.0 million as of March 31, 2026. During the three months ended March 31, 2026, we recognized a loss on the change in the estimated fair value of liabilities of approximately $1.6 million, primarily due to changes in the discount rates used to measure the 2024 RP OM Loan Agreement and the RP Ulacamten RPA. The discount rates ranged from 12% to 17% as of March 31, 2026 and 2025.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

Except for new controls implemented related to product revenues and inventory, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In re Cytokinetics, Incorporated Securities Litigation

On September 17, 2025, a putative stockholder class action lawsuit was filed against the Company and its Chief Executive Officer in the United States District Court for the Northern District of California, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The action was purportedly filed on behalf of a class consisting of all investors who purchased or otherwise acquired the Company's common stock between December 27, 2023 and May 6, 2025. The complaint alleges that the Company made materially false and misleading statements regarding the timeline for the NDA regulatory approval process for aficamten and failed to disclose related material risks. The complaint seeks unspecified damages, together with interest, attorneys' fees, and costs.

On December 22, 2025, the Court appointed Gilbert Rosenthal as Lead Plaintiff and approved his selection of Pomerantz LLP as Lead Counsel. The action is now captioned In re Cytokinetics, Incorporated Securities Litigation, Case No. 3:25-cv-07923-RFL. On March 10, 2026, Lead Plaintiff filed an amended complaint, which, among other things, added the Company's Chief Financial Officer as a defendant. The Company expects to file a motion to dismiss the amended complaint within 60 days of its filing.

The Company disputes the allegations in the amended complaint and intends to vigorously defend against the action.

Pohlmann v. Blum, et al.

On March 9, 2026, a purported stockholder derivative action captioned Pohlmann v. Blum, et al., Case No. 3:26-cv-01998-RFL, was filed in the United States District Court for the Northern District of California against certain of the Company's current and former directors and its Chief Executive Officer, with the Company named as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution under the Securities Exchange Act of 1934, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The allegations are based substantially on the same underlying facts and circumstances as those alleged in In re Cytokinetics, Incorporated Securities Litigation and principally concern statements regarding the Company's New Drug Application for aficamten and the subsequent extension of the related PDUFA action date. The complaint seeks, among other relief, unspecified damages on behalf of the Company, disgorgement, corporate governance reforms, and attorneys' fees and costs.

On March 27, 2026, the Court found the derivative action to be related to In re Cytokinetics, Incorporated Securities Litigation and reassigned the matter accordingly. On April 16, 2026, the Court entered an order, pursuant to the parties' stipulation, staying the derivative action in its entirety during the pendency of any motion to dismiss in the securities class action, subject to customary terms.

The Company and the individual defendants dispute the allegations in the derivative action and intend to vigorously defend against the matter.

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following risks in addition to the other information in this report. Any of the following risks could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or your investment in our securities, and many are beyond our control. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also adversely affect our business. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past. The information discussed below should be considered carefully with the other information contained in this Quarterly Report on Form 10-Q and the other documents and materials we file with the SEC, as well as news releases and other information we publicly disseminate from time to time.

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

Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third‑party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time‑consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what third parties will decide with respect to coverage and reimbursement for our products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable to no coverage policies and reimbursement rates may be implemented in the future.

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

Finally, the United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, including the potential for tariffs applicable to pharmaceutical products and their inputs. In September 2025, the United States administration announced plans to impose up to 100% tariffs on imported branded or patented pharmaceutical products, subject to certain exceptions, and in April 2026, the United States administration issued a Proclamation regarding the imposition of such tariffs (the Pharmaceutical Tariffs). There remains substantial uncertainty as to the implementation and potential impact of such tariffs and, more generally, about the duration of existing tariffs and whether additional tariffs or other retaliatory measures may be imposed, modified or suspended. For example, the U.S. Supreme Court ruled in February 2026 that certain tariffs imposed by the U.S. federal government under the International Emergency Economic Powers Act exceeded presidential authority and therefore are invalid. However, tariffs imposed under different statutes (including the Pharmaceutical Tariffs) were not directly impacted by the decision and therefore remain in place. If additional tariffs, trade restrictions or other barriers are imposed or expanded, our costs for raw materials, active pharmaceutical ingredients, finished drug product or other inputs could increase materially, and our supply chain could be disrupted, which could materially adversely affect our business, financial condition and results of operations.

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

Any regulatory approvals that we or our partners obtain for our drugs or drug candidates are subject to limitations on the indicated uses for which the drug may be marketed or require potentially costly post-marketing follow-up studies or compliance with a REMS program that includes ETASU. For example, MYQORZO is subject to a comprehensive REMS program that includes, among other things, restrictions and qualifications on pharmacies that dispense the drug and certification, record-keeping, ongoing monitoring and patient counseling obligations on physicians who prescribe the drug. In addition, in connection with the approval of MYQORZO the FDA requires the conduct of the following post-marketing studies: (i) a worldwide descriptive study that collects prospective and retrospective data in women exposed to MYQORZO during pregnancy to assess risks of pregnancy and maternal complications, and adverse effects on the developing fetus, the neonate, and the infant, as well as to assess infant outcomes through at least the first year of life and (ii) a milk-only lactation study in lactating women who have received MYQORZO to measure concentrations of MYQORZO in breast milk using a validated assay, as well as to assess the effects on the breast-fed infant, if available, based on study population.

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

Although we have announced positive topline results from ACACIA-HCM, our Phase 3 clinical trial of aficamten in patients with nHCM, the regulatory pathway for approval of aficamten for the treatment of nHCM depends on the totality of clinical data and regulatory agencies’ interpretations of what constitutes a minimally important clinical difference in the trial's functional endpoints, which can be subjective because there is no universally established standard. FDA, EMA and/or other regulatory agencies may determine that the results from ACACIA-HCM do not demonstrate either a magnitude of functional benefit that regulators deem satisfactory for approval or a magnitude of functional benefit that physicians deem sufficient to prescribe MYQORZO for their patients. In such cases, regulatory agencies may not approve the nHCM indication or may delay such approval, or physicians may not prescribe MYQORZO for their patients, respectively.

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

Our ability to commercialize drugs depends on our ability to use, manufacture and sell those drugs without infringing the patents or other proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the therapeutic areas in which we are developing drug candidates or seeking new potential drug candidates, while others may exist that claim methods of use of our existing drugs. For example, we are aware that an Issue Notification for US Patent No. 12,616,697 has been sent by the U.S. Patent and Trademark Office to the patent holder, Myokardia, Inc., a subsidiary of Bristol Myers Squibb. The patent, with expected issuance on May 5, 2026, claims the method of treating patients with HCM or HFpEF who are already undergoing beta blocker therapy, the method comprising discontinuation or reduction of beta blocker therapy and the administration of a therapeutically effective amount of a myosin inhibitor (including MYQORZO). Upon issuance, the patent holder may assert that its patent claims cover certain aspects of using MYQORZO for treating patients with HCM who are then currently on beta blocker therapy. Such claims could result in patent litigation, injunctive relief and/or damages, if we are found to be infringing.

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

As of March 31, 2026 and December 31, 2025 we had $1.3 billion of debt recorded on the balance sheet comprised of the Term loans (including related derivative measured at fair value), Liabilities related to RPI Transactions measured at fair value, and the Convertible Notes. Additionally we have liabilities related to revenue participation right purchase agreements of $539.1 million and $520.6 million at March 31, 2026 and December 31, 2025, respectively.

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

Legal and Compliance Risks

Legislation, such as the Inflation Reduction Act, or IRA, and the One Big Beautiful Bill Act, or OBBA, and potential future legislation may increase the difficulty and/or cost for us to obtain regulatory approval of, and to commercialize our products and to obtain Medicare coverage by 3rd party plans and affect the prices we may obtain upon commercialization.

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

For example, in August 2022, the Inflation Reduction Act, or IRA, was signed into law, which, among other things, includes prescription drug provisions that may impact product pricing including the potential for net price reductions and/or the ability to increase price beyond the level of inflation over the lifecycle of our products, and/or may increase our rebate obligation to Medicare. The IRA implements inflation rebates in Medicare when a drug’s Average Manufacturer Price (AMP, in Part D) or Average Sale Price (ASP, in Part B) rises faster than the inflation index (CPI-U). In addition, the Part D drug benefit caps beneficiary spending at $2,000, eliminates the coverage gap for patients, and modifies, beginning in 2025, liabilities for drug manufacturers by replacing the 70% discount in the Coverage gap with a 10% discount in the Initial Coverage phase and a 20% discount in the Catastrophic phase. The IRA may also impact our ability to achieve broad coverage of our products by Medicare Plans as the IRA reduces the government’s and beneficiaries’ liability for drug spending while shifting costs to health plans and drug manufacturers. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. In addition, an executive order issued by the White House on May 12, 2025, directs the Department of Health and Human Services ("HHS") to implement a Most Favored Nation ("MFN") drug pricing policy, and the recently-enacted One Big Beautiful Bill Act imposes new restrictions on funding for government health care programs and on individual eligibility for coverage under those programs, which may lead to lower reimbursements for drugs covered by those programs. More recently, HHS has begun announcing new drug payment models to lower drug prices for government health care program beneficiaries, such as the GUARD model, which is a specific part of the broader proposed MFN drug pricing initiatives to apply MFN pricing to Medicare Part D, announced by the agency in late 2025. If enacted, these initiatives would use the prices other countries pay for drugs as benchmarks for determining whether manufacturers are required to offer additional rebates.

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

The following directors and officers adopted into or terminated a Rule 10b5-1 trading arrangement during the first quarter of 2026:

•
Edward M. Kaye, M.D. – Dr. Kaye, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement on March 2, 2026 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Kaye Plan”). The Kaye Plan provides for the sale of up to 29,347 shares of our common stock, subject to certain conditions. The Kaye Plan will terminate on the earlier of (x) February 28, 2027 and (y) the sale of all securities that are subject to the plan.

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.		Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 3, 2023	3.5

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 7, 2025	3.6

3.7	Amended and Restated Bylaws	8-K	000-50633	February 17, 2023	3.1

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Notes due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Indenture, dated as of September 19, 2025, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 1.75% Convertible Senior Notes due 2031)	8-K	000-50633	September 22, 2025	4.1

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)					X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Dated: May 5, 2026	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sung H. Lee
Sung H. Lee
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)