Form 10-Q
period 2026-06-30
CYTOKINETICS INC
filed 2026-08-06
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of shares of common stock, $0.001 par value, outstanding as of August 4, 2026: 139,023,418

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and six months ended June 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands) (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$255,271	$122,518
Short-term investments	910,415	759,703
Accounts receivable, net	24,432	17,764
Inventories	380	—
Prepaid expenses and other current assets	17,989	16,990
Total current assets	1,208,487	916,975
Long-term investments	538,317	335,048
Property and equipment, net	78,916	79,194
Operating lease right-of-use assets	72,896	75,979
Inventories, long-term	6,529	—
Other assets	19,406	17,341
Total assets	$1,924,551	$1,424,537
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,510	$22,337
Accrued liabilities	76,862	83,278
Short-term operating lease liabilities	21,042	19,111
Current portion of convertible and long-term debt	27,358	41,181
Derivative liabilities measured at fair value	30,700	31,100
Deferred revenue	1,653	1,612
Other current liabilities	3,304	3,833
Total current liabilities	181,429	202,452
Term loans, net	248,202	246,384
Convertible notes, net	871,527	869,597
Liabilities related to revenue participation right purchase agreements, net	558,054	520,559
Long-term operating lease liabilities	102,426	107,970
Liabilities related to RPI Transactions measured at fair value	136,400	137,200
Total liabilities	2,098,038	2,084,162
Commitments and contingencies
Stockholders' deficit
Preferred stock	—	—
Common stock	138	123
Additional paid-in capital	3,721,713	2,826,341
Accumulated other comprehensive (loss) income	(3,826)	630
Accumulated deficit	(3,891,512)	(3,486,719)
Total stockholders' deficit	(173,487)	(659,625)
Total liabilities and stockholders' deficit	$1,924,551	$1,424,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:
Net product revenue	$25,334	$—	$30,123	$—
Collaboration revenues	3,290	2,416	5,927	3,995
License and milestone revenues	—	64,353	11,929	64,353
Total revenues	28,624	66,769	47,979	68,348
Operating expenses:
Research and development	97,807	110,138	193,332	208,400
Selling, general and administrative	104,397	65,721	209,293	123,090
Cost of goods sold	2,731	—	2,891	—
Collaboration cost of revenues	2,861	2,416	5,253	3,995
Total operating expenses	207,796	178,275	410,769	335,485
Operating loss	(179,172)	(111,506)	(362,790)	(267,137)
Interest and other expense, net	(14,654)	(11,084)	(29,173)	(19,952)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(20,177)	(13,181)	(38,993)	(27,259)
Interest and other income, net	13,941	13,001	24,963	26,702
Change in fair value of derivative liabilities	(1,100)	3,000	400	2,600
Change in fair value of liabilities related to RPI Transactions	2,400	(14,600)	800	(10,700)
Net loss	$(198,762)	$(134,370)	$(404,793)	$(295,746)
Net loss per share — basic and diluted	$(1.50)	$(1.12)	$(3.17)	$(2.49)
Weighted-average number of shares used in computing net loss per share — basic and diluted	132,086	119,457	127,704	118,979
Other comprehensive (loss) gain:
Unrealized loss on available-for-sale securities, net	(1,770)	(851)	(3,608)	(1,392)
Foreign currency translation adjustments	(444)	(852)	(848)	(1,164)
Comprehensive loss	$(200,976)	$(136,073)	$(409,249)	$(298,302)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (Deficit) equity

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, December 31, 2025	122,943,172	$123	$2,826,341	$630	$(3,486,719)	$(659,625)
Exercise of stock options	403,208	—	11,346	—	—	11,346
Vesting of restricted stock units, net of taxes withheld	891,443	1	(841)	—	—	(840)
Stock-based compensation	—	—	30,824	—	—	30,824
Unrealized loss on available-for-sale securities, net	—	—	—	(1,838)	—	(1,838)
Foreign currency translation adjustments	—	—	—	(404)	—	(404)
Net loss	—	—	—	—	(206,031)	(206,031)
Balance, March 31, 2026	124,237,823	124	2,867,670	(1,612)	(3,692,750)	(826,568)
Exercise of stock options	968,077	1	33,657	—	—	33,658
Vesting of restricted stock units, net of taxes withheld	137,636	—	(1,527)	—	—	(1,527)
Issuance of common stock under Employee Stock Purchase Plan	77,383	—	4,344	—	—	4,344
Issuance of common stock in public offering, net of issuance costs	11,338,028	11	760,137	—	—	760,148
Issuance of common stock upon conversion of convertible notes	2,002,817	2	21,065	—	—	21,067
Stock-based compensation	—	—	36,367	—	—	36,367
Unrealized loss on available-for-sale securities, net	—	—	—	(1,770)	—	(1,770)
Foreign currency translation adjustments	—	—	—	(444)	—	(444)
Net loss	—	—	—	—	(198,762)	(198,762)
Balance, June 30, 2026	138,761,764	$138	$3,721,713	$(3,826)	$(3,891,512)	$(173,487)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance, December 31, 2024	118,209,139	$118	$2,563,876	$2,398	$(2,701,764)	$(135,372)
Exercise of stock options	351,985	—	7,651	—	—	7,651
Vesting of restricted stock units, net of taxes withheld	659,179	1	(13)	—	—	(12)
Stock-based compensation	—	—	23,549	—	—	23,549
Unrealized loss on available-for-sale securities, net	—	—	—	(541)	—	(541)
Foreign currency translation adjustments	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	(161,376)	(161,376)
Balance, March 31, 2025	119,220,303	119	2,595,063	1,545	(2,863,140)	(266,413)
Exercise of stock options	219,077	—	3,868	—	—	3,868
Vesting of restricted stock units, net of taxes withheld	55,056	—	(514)	—	—	(514)
Issuance of common stock under Employee Stock Purchase Plan	109,116	—	2,877	—	—	2,877
Stock-based compensation	—	—	27,535	—	—	27,535
Unrealized loss on available-for-sale securities, net	—	—	—	(851)	—	(851)
Foreign currency translation adjustments	—	—	—	(852)	—	(852)
Net loss	—	—	—	—	(134,370)	(134,370)
Balance, June 30, 2025	119,603,552	$119	$2,628,829	$(158)	$(2,997,510)	$(368,720)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(404,793)	$(295,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	38,993	27,311
Stock-based compensation expense	66,105	51,084
Non-cash lease expense	3,210	2,566
Depreciation of property and equipment	7,009	4,585
Change in fair value of derivative liabilities	(400)	(2,600)
Change in fair value of liabilities related to RPI Transactions	(800)	10,700
Realized gain on investment, net	(121)	(16)
Interest receivable and amortization on investments	(6,226)	(10,206)
Non-cash interest expense related to debt	17,186	8,783
Changes in operating assets and liabilities:
Accounts receivable	(6,668)	8,240
Prepaid and other assets	(2,786)	(5,013)
Inventories	(5,823)	—
Accounts payable	1,549	(3,626)
Deferred revenue	41	(51,026)
Accrued and other liabilities	(966)	(382)
Operating lease liabilities	(3,742)	(4,466)
Other non-current liabilities	(7,065)	(41)
Net cash used in operating activities	(305,297)	(259,853)
Cash flows from investing activities:
Purchases of investments	(833,781)	(382,071)
Investment in non-marketable equity security	—	(5,000)
Maturities of investments	482,539	549,725
Sales of investments	—	5,992
Purchases of property and equipment	(10,264)	(9,809)
Net cash (used in) provided by investing activities	(361,506)	158,837
Cash flows from financing activities:
Repayment of finance lease liabilities	—	(204)
Repayment of term loans	(6,329)	(5,378)
Payments of royalty obligations	(214)	—
Proceeds from RPI Transactions	—	75,000
Proceeds from issuance of common stock related to public offering, net of issuance costs	760,149	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	49,348	14,396
Taxes paid related to net share settlement of equity awards	(2,327)	(527)
Net cash provided by financing activities	800,627	83,287
Effect of exchange rate changes on cash	(1,078)	(952)
Net increase (decrease) in cash, cash equivalents, and restricted cash	132,746	(18,681)
Cash, cash equivalents, and restricted cash, beginning of period	125,632	95,232
Cash, cash equivalents, and restricted cash, end of period	$258,378	$76,551
Supplemental cash flow disclosures:
Cash paid for interest	$12,194	$10,253
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$170	$3,501
Amounts unpaid for purchases of property and equipment	$113	$2,830
Conversion of 2026 Notes	$21,067	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Cytokinetics, Incorporated was incorporated under the laws of the state of Delaware on August 5, 1997. We are a biopharmaceutical company focused on discovering, developing and commercializing novel muscle activators and muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. Our flagship commercial product is MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg, and 20 mg tablets for the treatment of adults with oHCM to improve functional capacity and symptoms, which the FDA approved in December 2025 and which first became available for prescription to patients in the first quarter of 2026. In addition, in February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (New York Heart Association, NYHA, class II-III) oHCM in adult patients and which first became available for prescription to patients in Germany in the second quarter of 2026. Moreover, in December 2025, the China National Medical Products Administration approved MYQORZO for the treatment of adults with (New York Heart Association class II-III) oHCM, to improve exercise capacity and symptoms. MYQORZO first became available to patients in China in the first quarter of 2026 under the Sanofi License Agreement.

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $3.9 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $404.8 million and net cash used in operations of $305.3 million for the six months ended June 30, 2026. Cash, cash equivalents, and investments was $1.7 billion as of June 30, 2026. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Reclassification of prior periods

Certain comparative figures have been reclassified to conform to the current period presentation. Specifically, $2.4 million and $4.0 million previously reported research and development expenses in the three and six months ended June 30, 2025, respectively, have been reclassified to collaboration cost of revenues. These reclassifications had no effect on the previously reported total assets, total liabilities, or net income.

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

Investment in non-marketable equity security

During the first quarter of 2025, we made an equity investment of $5.0 million that does not have a readily determinable fair value. We have elected the measurement alternative under which we measure the investment at cost, less any impairment. If we observe price changes in orderly transactions for identical or similar securities of the same issuer, we will remeasure the investment at fair value as of the date of the observable transaction. As of June 30, 2026, the investment has a carrying value of $5.0 million and is classified as “Other assets” on the condensed consolidated balance sheet.

Net Product Revenue

Our first commercial product MYQORZO® (aficamten), was approved by the FDA in December 2025. MYQORZO is an allosteric and reversible inhibitor of cardiac myosin motor activity. The approval of MYQORZO included a risk evaluation and mitigation strategy (REMS) program intended to support a favorable benefit-risk profile in light of the risk of heart failure due to systolic dysfunction. In patients with oHCM, myosin inhibition with MYQORZO reduces cardiac contractility and left ventricular outflow tract obstruction. The Company enters into agreements with specialty pharmacies and specialty distributors (each a “Customer” and collectively the “Customers”) to sell MYQORZO in the United States and Europe. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.

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

The Company generates revenue from a small number of specialty pharmacies and specialty distributors. The following customers accounted for over 10% of total gross product revenue during the three and six months ended June 30, 2026. As the Company launched MYQORZO in January 2026, there were no sales in prior periods.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Customer A	34%	0%	32%	0%
Customer B	36%	0%	37%	0%
Customer C	23%	0%	24%	0%

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

Inventories

Inventories, which consist of raw materials, work in process and finished goods, are stated at the lower of cost or estimated net realizable value, using standard costs, based on a first-in, first-out method. We have entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies in prior years. Our inventories include the direct purchase cost of materials and supplies, charges from contract manufacturing organizations and manufacturing overhead costs. We will periodically review our inventories for factors that could impact the future recoverability and realization of future sales, which require estimates and judgments. We will analyze our inventory levels quarterly and write down inventories subject to expiry, in excess of expected requirements or that has a cost basis in excess of its expected net realizable value. These write downs will be charged to cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss.

We received FDA approval for MYQORZO on December 19, 2025 and began capitalizing inventories upon FDA approval. Costs incurred prior to approval have been recorded as research and development expense in our consolidated statement of operations and comprehensive loss. As a result, inventory balances and cost of goods sold for the next several quarters are expected to reflect a lower average per unit cost of materials.

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	June 30, 2026	June 30, 2025
Options to purchase common stock	10,776	11,621
Restricted stock and performance units	2,941	2,441
Shares issuable related to the ESPP	16	22
Shares issuable upon conversion of 2026 Notes	—	2,003
Shares issuable upon conversion of 2027 Notes	2,751	10,572
Shares issuable upon conversion of 2031 Notes	10,962	—
Total shares	27,446	26,659

During the three months ended June 30, 2026, holders converted the remaining $21.1 million aggregate principal amount of the 2026 Notes into 2,002,817 shares of the Company's common stock. There are no outstanding 2026 Convertible Notes as of June 30, 2026.

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

Accounting for RPI Transactions Measured at Fair Value

The fair values of the liabilities for the RP OM Loan Agreement and RP Ulacamten RPA are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which ranged from 14% to 17% and 12% to 17% for the three and six months ended June 30, 2026, respectively, and 10% to 18% for the three and six months ended June 30, 2025), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and ulacamten have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the omecamtiv mecarbil or ulacamten programs could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The Company recorded a gain of $2.4 million and $0.8 million for the three and six months ended June 30, 2026, respectively, and a loss of $14.6 million and $10.7 million for the three and six months ended June 30, 2025, respectively, associated with the change in fair value of the liabilities related to 2024 RP OM Loan Agreement and the RP Ulacamten RPA. The change in the fair value has been recognized in the condensed consolidated statement of operations and comprehensive loss.

The following tables summarize the changes of the fair value of the RP Ulacamten RPA and RP OM Loan (in thousands):

	2026		2025
	RP Ulacamten RPA	RP OM Loan	RP Ulacamten RPA	RP OM Loan
Beginning balance, January 1	$13,700	$123,500	$14,000	$123,000
Change in fair value	(200)	1,800	(300)	(3,600)
Ending balance, March 31	13,500	125,300	13,700	119,400
Change in fair value	(300)	(2,100)	300	14,300
Ending balance, June 30	$13,200	$123,200	$14,000	$133,700

Liabilities Related to Revenue Participation Right Purchase Agreements

RP Aficamten Royalty Purchase Agreement

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 26.1% as of June 30, 2026 and 20.5% as of June 30, 2025.

2017 RP Omecamtiv Mecarbil Royalty Purchase Agreement

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the RP OM Liability is reassessed periodically and is not reduced below 0%. The imputed rate of interest on the carrying value of the RP OM Liability was 0.0% as of June 30, 2026 and 0.1% as of June 30, 2025.

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

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions. Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	2026		2025
	RP Aficamten Liability	RP OM Liability	RP Aficamten Liability	RP OM Liability
Beginning balance, January 1	$320,764	$199,795	$262,599	$199,593
Interest accretion	18,816	—	14,037	41
Amortization of issuance costs	—	—	—	26
Ending balance, March 31	339,580	199,795	276,636	199,660
Interest accretion	20,177	—	13,140	41
Amortization of issuance costs	—	—	—	26
Royalty payment	(214)	—	—	—
Ending balance, June 30	$359,543	$199,795	$289,776	$199,727

Approximately $1.3 million of the RP Aficamten Liability balance is recorded in short term accrued liabilities based upon the royalties currently due from the most recent quarter sales.

RP Multi Tranche Term Loan

Tranche 7 under the RP Multi Tranche Loan Agreement Amendment for $175.0 million is drawable at Cytokinetics’ discretion within one year of FDA approval of aficamten in oHCM.

As of June 30, 2026, the estimated fair value of the Tranche 1, Tranche 4, Tranche 5, and Tranche 6 term loans was $259.3 million. The fair value was estimated based on Level 3 inputs.

Derivative Liabilities Measured at Fair Value

We have bifurcated and recognized the embedded derivatives in the RP Multi Tranche Loan Agreement. These embedded derivatives include repayment features based upon a change in control.

The fair values of the derivative liabilities are determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 14% to 15% and 12% to 15% for the three and six months ended June 30, 2026, respectively, and 10% to 12% and 10% to 14% for the three and six months ended June 30, 2025, respectively) and other factors.

The following table summarizes the changes in the fair value of the derivative liabilities for the RP Multi Tranche Loan Agreement (in thousands):

	RP Multi Tranche Loan Agreement Derivatives
	2026	2025
Beginning balance, January 1	$31,100	$11,300
Change in fair value	(1,500)	400
Ending balance, March 31	29,600	11,700
Settlement	—	(3,900)
Initial measurement	—	12,800
Change in fair value	1,100	(3,000)
Ending balance, June 30	$30,700	$17,600

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

Collaboration revenues for China were $0.8 million and $1.2 million for the three and six months ended June 30, 2026, respectively, related to certain development cost reimbursements, along with an insignificant amount of royalty revenue. Collaboration revenues were not material for the three and six months ended June 30, 2025. Accounts receivable from Sanofi was $0.4 million as of June 30, 2026 and $15.1 million as of December 31, 2025.

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

License and milestone revenues from Bayer was none and $11.9 million for the three and six months ended June 30, 2026, respectively, and $64.3 million for the three and six months ended June 30, 2025. The amount recognized in the six months ended June 30, 2026 relates to the milestone achievement of the first commercial sale of MYQORZO in the United States. Milestones associated with the first dosing of aficamten to the first patient in Japan in a Phase 3 clinical trial in nHCM and in a Phase 3 clinical trial in oHCM were achieved in 2025 and recognized as revenue in 2025. The first dose of aficamten in Japan in a Phase 3 clinical trial in nHCM occurred in June 2025 and the first dose of aficamten in Japan in a Phase 3 clinical trial in oHCM occurred in August 2025. There are no outstanding receivables related to license and milestone revenues from Bayer as of June 30, 2026.

The Company earned €10.0 million in the first quarter of 2026 and remains eligible to receive up to an additional €70.0 million upon achievement of development and commercial milestones. The Company is also eligible to receive up to an additional €490.0 million in commercial milestone payments upon the achievement of certain sales milestones, and tiered royalties on net sales of aficamten in Japan.

Collaboration revenues from Bayer were $2.5 million and $4.7 million for the three and six months ended June 30, 2026, respectively, and $2.4 million and $3.9 million for the three and six months ended June 30, 2025, respectively, related to certain research and development cost reimbursements. We had accounts receivable from Bayer of $2.5 million as of June 30, 2026, and $2.6 million as of December 31, 2025.

We re-evaluate the probability of achievement of development milestones and any related constraints each reporting period. We will include consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Research Collaboration

In May 2025, we entered into a research collaboration where we will reimburse our collaborative research partner for their research expenses. The reimbursement of research expenses was $1.5 million and $2.7 million for the three and six months ended June 30, 2026, respectively, which were recorded as research and development. There was no reimbursement of research expenses for the three and six months ended June 30, 2025. Subject to the terms of the agreement, our collaborative research partner may receive potential research, development and commercial milestone and royalty payments from us and we may develop and commercialize development candidates.

As of June 30, 2026, the collaborative partner under this collaboration provided a data package, which resulted in the achievement of a specified preclinical development milestone. Accordingly, the Company has recorded a liability of $2.5 million in accrued liabilities on the condensed consolidated balance sheet in anticipation of paying the milestone in the third quarter of 2026.

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

Fair Value of Financial Assets:

The following tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		June 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$150,838	$—	$—	$150,838
U.S. Treasury securities	Level 1	356,077	47	(436)	355,688
U.S. Government agency securities	Level 2	270,636	—	(813)	269,823
Commercial paper	Level 2	435,841	6	(475)	435,372
Asset-backed securities	Level 2	7,687	—	(3)	7,684
Corporate obligations	Level 2	420,824	68	(830)	420,062
		$1,641,903	$121	$(2,557)	$1,639,467

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$89,509	$—	$—	$89,509
U.S. Treasury securities	Level 1	239,097	574	(7)	239,664
U.S. Government agency securities	Level 2	201,788	162	(38)	201,912
Commercial paper	Level 2	289,447	96	(26)	289,517
Asset-backed securities	Level 2	7,579	7	—	7,586
Corporate obligations	Level 2	363,645	457	(53)	364,049
		$1,191,065	$1,296	$(124)	$1,192,237

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

No credit losses on debt securities were recognized in the periods presented. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The unrealized losses as of June 30, 2026 are attributed to market interest rate changes and are not attributed to credit. The Company does not intend to sell any of these available-for-sale investments before their effective maturity or market price recovery.

Note 6 — Balance Sheet Components

Cash, cash equivalents, and restricted cash

A reconciliation of cash, cash equivalents, and restricted cash reported in the accompanying condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows was as follows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$255,271	$122,518
Restricted cash	3,107	3,114
Total cash, cash equivalents, and restricted cash as reported within our condensed consolidated statement of cash flows	$258,378	$125,632

As of June 30, 2026, the Company's restricted cash balance of $3.1 million is used to collateralize certain credit instruments.

Accounts receivable, net

Accounts receivable, net was as follows (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net:
Net product receivables	$21,517	$—
Collaboration receivables	2,915	17,764
Total accounts receivable, net	$24,432	$17,764

Inventories

Inventories were as follows (in thousands):

	June 30, 2026	December 31, 2025
Inventories:
Raw materials	$5,535	$—
Work in process	994	—
Finished goods	380	—
Total inventories	$6,909	$—

Inventories, long-term, are comprised of raw materials and work in process that are expected to be sold beyond the next 12 months.

Accrued liabilities

Accrued liabilities were as follows (in thousands):

	June 30, 2026	December 31, 2025
Accrued liabilities:
Clinical and preclinical costs	$21,166	$24,561
Compensation related	34,338	45,150
Other accrued expenses	21,358	13,567
Total accrued liabilities	$76,862	$83,278

Note 7 — Debt

Convertible Notes

2031 Notes

The following table presents the total amount of interest cost recognized relating to the 2031 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Contractual interest expense	$3,281	$—	$6,562	$—
Amortization of debt issuance costs	794	—	1,540	—
Total interest expense recognized	$4,075	$—	$8,102	$—

The effective interest rate of the 2031 Notes was 2.23% as of June 30, 2026. As of June 30, 2026, the unamortized debt issuance cost for the 2031 Notes was $18.1 million and will be amortized over approximately 5.3 years.

2027 Notes

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Contractual interest expense	$1,230	$4,725	$2,460	$9,451
Amortization of debt issuance costs	222	817	426	1,563
Total interest expense recognized	$1,452	$5,542	$2,886	$11,014

The effective interest rate of the 2027 Notes was 4.2% as of June 30, 2026 and 2025. As of June 30, 2026, the unamortized debt issuance cost for the 2027 Notes was $0.9 million and will be amortized over approximately 1.0 years. During the three months ended June 30, 2026, the conditions allowing holders of the 2027 Notes to convert were met. As a result, the 2027 Notes are convertible as of June 30, 2026.

As of June 30, 2026, the estimated fair value of the 2031 Notes and 2027 Notes was $1.1 billion and $239.8 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes.

2026 Notes

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Contractual interest expense	$102	$211	$313	$422
Amortization of debt issuance costs	15	29	42	55
Total interest expense recognized	$117	$240	$355	$477

During the three months ended June 30, 2026, holders converted the remaining $21.1 million aggregate principal amount of the 2026 Notes into 2,002,817 shares of the Company's common stock, together with an immaterial amount of cash paid in lieu of fractional shares. The conversions were completed in accordance with the original conversion terms of the 2026 Notes, and no gain or loss was recognized. As of June 30, 2026, the 2026 Notes were fully converted and no principal amount remained outstanding.

The effective interest rate of the 2026 Notes was 4.6% before the conversion in May 2026 and as of June 30, 2025.

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

As of June 30, 2026, the total authorized shares under the 2004 Plan available for grant were 3.8 million.

Total stock-based compensation expense was recorded in the condensed consolidated statements of operations and comprehensive loss, and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Research and development	$15,935	$13,542	$29,516	$25,220
Selling, general and administrative	19,776	13,993	36,589	25,864
	$35,711	$27,535	$66,105	$51,084

For the three and six months ended June 30, 2026, we capitalized approximately $0.7 million and $1.1 million, respectively, of stock-based compensation into inventories.

Performance Stock Units

During 2025 through the second quarter of 2026, the Compensation Committee granted a total of 759,182 performance stock units ("PSUs") to certain employees with a grant date fair value ranging from $44.36 to $71.38 per unit. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSU awards are subject to performance goals and will be earned as to a pre-determined fixed number of shares subject to the certification by the Compensation and Talent Committee of the Company’s Board of Directors (the “Compensation Committee”) that the Company has achieved one or more of the relevant performance goals, in each case vesting as to 50% of the earned shares on applicable Compensation Committee certification date and as to the remaining 50% of the earned shares following the one-year anniversary of the applicable Compensation Committee certification date.

The Company recognized expense for the PSUs of $1.8 million and $2.3 million for the three and six months ended June 30, 2026, respectively, compared to a credit of $1.1 million and an immaterial amount of expense for the three and six months ended June 30, 2025, respectively. There was $11.2 million of unamortized stock-based compensation related to the portion of PSUs vesting that is deemed probable as of June 30, 2026.

Public Offering of Common Stock

On May 8, 2026, the Company closed an underwritten public offering of 11,338,028 shares of common stock at a public offering price of $71.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,478,873 shares of common stock at the public offering price. The net proceeds to the Company from the offering were approximately $760.1 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Controlled Equity Offering Sales Agreement

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of common stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of June 30, 2026, we have not sold any shares of common stock under the Open Market Sale AgreementSM with Jefferies LLC.

Note 9 — Commitments and Contingencies

Legal Matters

From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of such matters is inherently uncertain and often involves significant judgment in assessing risk and estimating potential exposure. Accruals are recognized for legal matters when a loss is both probable and reasonably estimable. As of June 30, 2026, no material contingent liabilities have been recognized. If a material loss is reasonably possible and we can estimate the amount or range of the loss, we disclose such information. Unless otherwise noted, either the outcome of these matters is not expected to be material, or the potential loss cannot be reasonably estimated.

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

On December 22, 2025, the Court appointed Gilbert Rosenthal as Lead Plaintiff and approved his selection of Pomerantz LLP as Lead Counsel. The action is now captioned In re Cytokinetics, Incorporated Securities Litigation, Case No. 3:25-cv-07923-RFL. On March 10, 2026, Lead Plaintiff filed an amended complaint, which, among other things, added the Company's Chief Financial Officer as a defendant. The Company filed a motion to dismiss the amended complaint and Lead Plaintiff filed an opposition to the motion. The Company expects to file a reply to the opposition in due course.

The Company and the individual defendants dispute the allegations in the amended complaint and intend to vigorously defend against the action.

Pohlmann v. Blum, et al.

On March 9, 2026, a purported stockholder derivative action captioned Pohlmann v. Blum, et al., Case No. 3:26-cv-01998-RFL, was filed in the United States District Court for the Northern District of California against certain of the Company's current and former directors and its Chief Executive Officer, with the Company named as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution under the Securities Exchange Act of 1934, and violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The allegations are based substantially on the same underlying facts and circumstances as those alleged In re Cytokinetics, Incorporated Securities Litigation and principally concern statements regarding the Company's New Drug Application for aficamten and the subsequent extension of the related PDUFA action date. The complaint seeks, among other relief, unspecified damages on behalf of the Company, disgorgement, corporate governance reforms, and attorneys' fees and costs.

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

Other Commitment

We have approximately $18.6 million of non-cancellable commitments related to purchases of materials and inventory manufacturing agreements.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel muscle activators and muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. We have discovered and are developing muscle-directed investigational medicines that may potentially improve the health span of people with devastating cardiovascular and neuromuscular diseases of impaired muscle function. Our first commercial product is MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg, and 20 mg tablets, which the FDA approved in December 2025. MYQORZO is an allosteric and reversible inhibitor of cardiac myosin motor activity. The approval of MYQORZO included a risk evaluation and mitigation strategy program, otherwise known as a REMS, intended to support a favorable benefit-risk profile in light of the risk of heart failure due to systolic dysfunction. In patients with oHCM, myosin inhibition with MYQORZO reduces cardiac contractility and left ventricular outflow tract obstruction. MYQORZO became available for prescription to patients on or around January 27, 2026. In addition, in February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (New York Heart Association, NYHA, class II-III) oHCM in adult patients. In July 2026, the Medicines and Healthcare products Regulatory Agency (MHRA) granted MYQORZO marketing authorization across the United Kingdom for the treatment of symptomatic oHCM in adult patients. Moreover, in December 2025, the China National Medical Products Administration approved MYQORZO for the treatment of adults with (New York Heart Association class II-III) oHCM, to improve exercise capacity and symptoms.

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

In the European Union, we commenced commercialization activities in Germany in the second quarter of 2026 to be followed by other major European countries. In July 2026, the Medicines and Healthcare products Regulatory Agency (MHRA) granted MYQORZO marketing authorization across the United Kingdom for the treatment of symptomatic oHCM in adult patients. We expect the UK product launch later this year. MYQORZO is also approved in China for the treatment of adults with (New York Heart Association class II-III) oHCM, to improve exercise capacity and symptoms. Sanofi has the commercial rights for China and Taiwan and commenced commercialization of MYQORZO in the first quarter of 2026.

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

We are leveraging our current understandings of muscle biology to investigate new ways of modulating other aspects of muscle function for other potential therapeutic applications.

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

SEQUOIA-HCM

Aficamten was evaluated in SEQUOIA-HCM, a positive pivotal Phase 3 clinical trial in patients with symptomatic oHCM. The results from SEQUOIA-HCM showed that treatment with aficamten for 24 weeks significantly improved exercise capacity compared to placebo. Statistically significant and clinically meaningful improvements were also observed in all 10 prespecified secondary endpoints, with functional and symptomatic improvements occurring within two weeks of initiating treatment with aficamten and sustained throughout the treatment period. The safety of aficamten was consistent with previous trials.

MAPLE-HCM

Aficamten was also evaluated in MAPLE-HCM, a Phase 3 randomized, double blind, active-comparator clinical trial of aficamten as monotherapy compared to metoprolol as a monotherapy in patients with obstructive HCM which demonstrated a statistically significant improvement in peak oxygen uptake (pVO2) from baseline to Week 24 for aficamten compared to metoprolol. The safety of aficamten was consistent with previous trials.

ACACIA-HCM

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

Aficamten continues to be evaluated in CEDAR-HCM, a clinical trial of aficamten in a pediatric population with oHCM; and FOREST-HCM, an open-label extension clinical study of aficamten in patients with HCM. We expect to complete enrollment in the adolescent cohort of CEDAR-HCM in the third quarter of 2026.

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

COMET-HF

Based on supplemental and subgroup analyses suggesting that certain biologically plausible subgroups of patients treated with omecamtiv mecarbil in GALACTIC-HF may have benefited more than the general patient population in the trial due to the high unmet need in patients with heart failure with severely reduced ejection fraction, we are continuing the development program for omecamtiv mecarbil. In the fourth quarter of 2024, we commenced patient enrollment in COMET-HF (Confirmation of Omecamtiv Mecarbil Efficacy Trial in Heart Failure), a Phase 3 multi-center, double-blind, randomized, placebo-controlled trial to assess the efficacy and safety of omecamtiv mecarbil in patients with symptomatic HFrEF with severely reduced ejection fraction. The primary endpoint of COMET-HF is the time to first event in the primary composite endpoint of cardiovascular death, first heart failure event, LVAD implantation or cardiac transplantation, or stroke. COMET-HF is expected to enroll approximately 1,800 patients randomized on a 1:1 basis to receive omecamtiv mecarbil or placebo for up to 48 weeks.

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

In the fourth quarter of 2024, we announced that the first participants have been dosed in a Phase 1 randomized, double-blind, placebo-controlled, multi-part, single and multiple ascending dose clinical study of CK-089 in healthy human participants. CK-089 is a fast skeletal muscle troponin activator with potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-089 when administered orally as single or multiple doses to healthy participants. The study design includes single ascending dose cohorts and multiple-dose ascending cohorts comprised of 10 participants each. Our clinical development program for CK-089 was subject to a partial clinical hold from FDA that limited our ability to dose patients at doses anticipated to result in plasma exposures higher than certain levels. FDA subsequently lifted the partial clinical trial hold in the second quarter of 2026, permitting us to continue our development program as intended.

Results of Operations

Revenues

Our revenues since inception were primarily from our collaboration partners. We did not generate any revenue from commercial product sales prior to the year ended December 31, 2025. MYQORZO for adults with symptomatic oHCM was approved by the FDA in December 2025 and our first commercial sale of MYQORZO occurred in the first quarter of 2026.

Revenues for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	Decrease	June 30, 2026	June 30, 2025	Decrease
Net product revenue	$25,334	$—	$25,334	$30,123	$—	$30,123
Collaboration revenues	3,290	2,416	874	5,927	3,995	1,932
License and milestone revenues	—	64,353	(64,353)	11,929	64,353	(52,424)
Total revenues	$28,624	$66,769	$(38,145)	$47,979	$68,348	$(20,369)

Net product revenue was recorded for our commercial sales of MYQORZO commencing in the last week of January 2026, for the three and six months ended June 30, 2026.

Net product revenue by geographic area for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
United States	$22,964	$—	$27,753	$—
Europe	2,370	—	2,370	—
Total net product revenue	$25,334	$—	$30,123	$—

Collaboration revenues for the three and six months ended June 30, 2026 and 2025 were primarily from Bayer under the Bayer License Agreement related to certain research and development cost reimbursements.

License and milestone revenues for the three and six months ended June 30, 2026 were from Bayer related to the first commercial sale of MYQORZO in the United States. License and milestone revenues for the three and six months ended June 30, 2025 were primarily from Bayer related to the delivery of the license and completion of the technology transfer totaling $52.4 million and certain clinical milestone achievements totaling $11.8 million.

As of June 30, 2026, the accounts receivable, net balance was $24.4 million comprised of $2.5 million related to Bayer and $0.4 million related to Sanofi. The remaining $21.5 million receivable is associated with product revenue.

Operating expenses

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	Increase	June 30, 2026	June 30, 2025	Increase
Research and development	$97,807	$110,138	$(12,331)	$193,332	$208,400	$(15,068)
Selling, general and administrative	104,397	65,721	38,676	209,293	123,090	86,203
Cost of goods sold	2,731	—	2,731	2,891	—	2,891
Collaboration cost of revenues (a)	2,861	2,416	445	5,253	3,995	1,258
Total operating expenses	$207,796	$178,275	$29,521	$410,769	$335,485	$75,284

(a) Includes costs incurred in connection with manufacturing drug supplies for collaboration partners.

Operating expenses included stock-based compensation expense of $35.7 million and $27.5 million for the three months ended June 30, 2026 and 2025, respectively, and $66.1 million and $51.1 million for the six months ended June 30, 2026 and 2025, respectively.

Research and development expenses

We incur research and development expenses that consist of employee compensation, supplies and materials, costs for consultants, contract research, clinical manufacturing and facilities and depreciation costs.

Research and development expenses for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	Decrease	June 30, 2026	June 30, 2025	Decrease
External costs:
Aficamten	$14,853	$27,490	$(12,637)	$35,960	$55,758	$(19,798)
Omecamtiv Mecarbil	8,843	3,967	4,876	14,396	7,564	6,832
Other programs	5,250	3,025	2,225	8,403	6,398	2,005
Unallocated	10,804	21,213	(10,409)	17,530	29,553	(12,023)
Total external costs	39,750	55,695	(15,945)	76,289	99,273	(22,984)
Internal costs:
Employee related	45,267	40,593	4,674	90,799	80,320	10,479
Facilities, lab supplies and other	12,790	13,850	(1,060)	26,244	28,807	(2,563)
Total internal costs	58,057	54,443	3,614	117,043	109,127	7,916
Total research and development expenses	$97,807	$110,138	$(12,331)	$193,332	$208,400	$(15,068)

Research and development expenses for the three months ended June 30, 2026 decreased by $12.3 million compared to the three months ended June 30, 2025. The decrease was primarily due to higher clinical trial activity, supply chain costs and medical affairs activities in 2025 partially offset by higher personnel-related costs in 2026.

Research and development expenses for the six months ended June 30, 2026 decreased by $15.1 million compared to the six months ended June 30, 2025. The decrease was primarily due to higher clinical trial activity, supply chain costs and medical fairs activities in 2025 partially offset by higher personnel-related costs in 2026.

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

We continue to develop ulacamten in AMBER-HFpEF, a Phase 2 clinical trial of ulacamten in patients with symptomatic HFpEF, in which patient enrollment commenced in the first quarter of 2025. The $50 million in proceeds from the RP Ulacamten RPA are intended to offset expenses related to the conduct of AMBER-HFpEF. If the results of AMBER-HFpEF are supportive of continuing the development of ulacamten and commencing a Phase 3 clinical trial, Royalty Pharma has the option to fund potentially 50% of the continued development of ulacamten up to $150 million, subject to Royalty Pharma’s opt-in right to acquire an additional 3.5% revenue interest in our or our licensee’s future worldwide net sales of drug products containing ulacamten.

In the fourth quarter of 2024, we announced that the first participants have been dosed in a Phase 1 randomized, double-blind, placebo-controlled, multi-part, single and multiple ascending dose clinical study of CK-089 in healthy human participants. CK-089 is a fast skeletal muscle troponin activator with potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-089 when administered orally as single or multiple doses to healthy participants. The study design includes single ascending dose cohorts and multiple-dose ascending cohorts comprised of 10 participants each. Our clinical development program for CK-089 was subject to a partial clinical hold from FDA. FDA subsequently lifted the partial clinical trial hold in the second quarter of 2026, permitting us to continue our development program as intended.

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

Selling, general and administrative expenses for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	Increase	June 30, 2026	June 30, 2025	Increase
Total selling, general and administrative expenses	$104,397	$65,721	$38,676	$209,293	$123,090	$86,203

Selling, general and administrative expenses for the three months ended June 30, 2026 increased by $38.7 million from the three months ended June 30, 2025, primarily due to external costs associated with the commercial launch of MYQORZO and higher personnel related costs, including stock-based compensation.

Selling, general and administrative expenses for the six months ended June 30, 2026 increased by $86.2 million from the six months ended June 30, 2025, primarily due to external costs associated with the commercial launch of MYQORZO and higher personnel related costs, including stock-based compensation.

We expect selling, general and administrative expenses to increase significantly in 2026. With the approval of MYQORZO in the United States, we expect to incur additional expenses for commercial activities, including, but not limited to, the full year impact of the U.S. sales force, training and education, the implementation of compliance systems, patient support programs, sales and marketing expenses and pre-commercial activities to to support the commercial launch of MYQORZO in nHCM. In addition, the European Commission approved MYQORZO for the treatment of adults with symptomatic oHCM, (NYHA class II-III), and therefore, we expect to incur similar expenses for commercial readiness activities in Europe but with additional expenses for the establishment of a corporate infrastructure to enable commercialization activities in key European markets, beginning in Germany with other major European markets to follow.

Cost of Goods Sold

Costs of goods sold for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	Increase	June 30, 2026	June 30, 2025	Increase
Total cost of goods sold	$2,731	$—	$2,731	$2,891	$—	$2,891

We received FDA approval for MYQORZO on December 19, 2025 and began capitalizing inventories upon FDA approval. Costs incurred prior to approval were recorded as research and development expense in our condensed consolidated statement of operations and comprehensive loss. As a result, cost of goods sold for the next several quarters are expected to reflect a lower average per unit cost of materials. Cost of goods sold in the second quarter of 2026 reflects a charge related to drug supply optimization which accounts for nearly the entire amount.

Collaboration Cost of Revenues

Collaboration cost of revenues includes cost reimbursements as well as costs incurred in connection with manufacturing drug supplies for collaboration partners. Collaboration of cost of revenues for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	Increase	June 30, 2026	June 30, 2025	Increase
Total collaboration cost of revenues	$2,861	$2,416	$445	$5,253	$3,995	$1,258

Collaboration cost of revenues for the three and six months ended June 30, 2026 and 2025 were primarily from Bayer under the Bayer License Agreement related to certain research and development cost reimbursements.

Interest Expense

Interest expense for the three and six months ended June 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	Increase	June 30, 2026	June 30, 2025	Increase
Term loans	$8,914	$5,252	$3,662	$17,659	$8,370	$9,289
2026 Notes	117	240	(123)	355	477	(122)
2027 Notes	1,452	5,542	(4,090)	2,886	11,014	(8,128)
2031 Notes	4,075	—	4,075	8,102	—	8,102
Other	96	50	46	171	91	80
Total interest expense	$14,654	$11,084	$3,570	$29,173	$19,952	$9,221

Term loan interest expense is related to the RP Multi Tranche Loan and increased year over year due to four tranches of interest expense being incurred in first quarter of 2026 for Tranches 1, 4, 5 and 6 compared to two tranches in the first quarter of 2025 related to Tranche 1 and 6. In September 2025, we issued the 2031 Notes and used the net proceeds and common stock to partially repurchase the 2027 Notes. Due to the balance of the 2027 Notes declining in the third quarter of 2025, interest expense declined year over year. There will be no additional interest on the 2026 Notes subsequent to June 30, 2026 since they have been fully redeemed.

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

Non-cash interest expense on liability related to the RP OM RPA and the RP Aficamten RPA for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	Increase	June 30, 2026	June 30, 2025	Increase
RP OM Liability	$—	$41	$(41)	$—	$82	$(82)
RP Aficamten Liability	20,177	13,140	7,037	38,993	27,177	11,816
Total non-cash interest expense recognized	$20,177	$13,181	$6,996	$38,993	$27,259	$11,734

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid pursuant to RP Aficamten RPA over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 26.1% as of June 30, 2026 and 20.5% as of June 30, 2025.

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid pursuant to RP OM RPA over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability is reassessed periodically and is not reduced below 0%. The imputed rate of interest on the carrying value of the RP OM Liability was 0.0% as of June 30, 2026 and approximately 0.1% as of June 30, 2025.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Interest and Other Income, net

Interest and other income, net for the three and six months ended June 30, 2026 and 2025 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Change in fair value liabilities related to RPI transactions and derivative liabilities reflected on the Condensed Consolidated Statement of Operations.

The change in fair value liabilities related to the RPI transactions (RP OM Loan Agreement and RP Ulacamten RPA) and the derivative liabilities for the RP Multi Tranche Loan Agreement for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	Increase	June 30, 2026	June 30, 2025	Increase
RP Ulacamten RPA	$300	$(300)	$600	$500	$—	$500
RP OM Loan	2,100	(14,300)	16,400	300	(10,700)	11,000
RP Multi Tranche Loan Agreement Derivatives	(1,100)	3,000	(4,100)	400	2,600	(2,200)
Total change in fair value liabilities	$1,300	$(11,600)	$12,900	$1,200	$(8,100)	$9,300

The fair values of the liabilities related to RPI transactions (RP OM Loan Agreement and RP Ulacamten RPA) are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which ranged from 14% to 17% and 12% to 17% for the three and six months ended June 30, 2026, respectively, and 10% to 18% for the three and six months ended June 30, 2025), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and ulacamten have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the programs for omecamtiv mecarbil or ulacamten could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The fair values of the derivative liabilities are determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 14% to 15% and 12% to 15% for the three and six months ended June 30, 2026, respectively, and 10% to 12% and 10% to 14% for the three and six months ended June 30, 2025, respectively) and other factors.

The total change in the estimated fair value liabilities for the three and six months ended June 30, 2026 was primarily driven by changes in the discount rates used in the valuation of the 2024 RP OM Loan and the derivatives associated with the RP Multi Tranche Loan Agreement.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments and a summary of our borrowings and working capital as of June 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Financial assets:
Cash and cash equivalents	$255,271	$122,518
Short-term investments	910,415	759,703
Long-term investments	538,317	335,048
Total cash, cash equivalents, and marketable securities	$1,704,003	$1,217,269
Borrowings:
Term loans (including related derivative liabilities measured at fair value)	$306,260	$297,644
Convertible notes, net	871,527	890,618
Liabilities related to RPI transactions measured at fair value	136,400	137,200
Total borrowings	$1,314,187	$1,325,462
Working capital:
Current assets	$1,208,487	$916,975
Current liabilities	181,429	202,452
Working capital	$1,027,058	$714,523

The following table shows a summary of our cash flows for the periods set forth below (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(305,297)	$(259,853)
Net cash (used in) provided by investing activities	(361,506)	158,837
Net cash provided by financing activities	800,627	83,287
Total	$133,824	$(17,729)

Sources and Uses of Cash

We funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreements, and revenue interest agreements, strategic alliances, long-term debt, other financings and interest on investments. We have generated significant operating losses since our inception. Our expenditures have historically been primarily related to research and development activities but have recently and will increasingly relate to our commercial readiness activities and general commercialization activities of our drug products. In December 2025, the FDA approved MYQORZO, 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms, with sales of MYQORZO commencing in the first quarter of 2026. Product was launched in Germany and China in the first half of 2026. Accordingly, we will be increasingly relying on revenues generated from commercial sales of MYQORZO and/or traditional financing activities to fund our operations and cash expenditures.

Cash Flows Used in Operating Activities

Net cash used in operating activities of $305.3 million and $259.9 million in the six months ended June 30, 2026 and 2025, respectively, was largely due to ongoing research and development activities and selling, general and administrative expenses to support commercial readiness and launch of MYQORZO. In future quarters fluctuations in accounts receivable and inventories will impact cash flows used in operating activities. Net loss for the six months ended June 30, 2026 and 2025 included, among other items: stock-based compensation, interest expense on liabilities related to revenue participation right purchase agreements and debt, and/or changes in fair values related to derivative liabilities and liabilities related to RPI Transactions.

Cash Flows Provided by Investing Activities

Net cash used in investing activities of $361.5 million in the six months ended June 30, 2026 was primarily due to maturities of investments offset by purchases of investments and property, plant and equipment.

Net cash provided by investing activities of $158.8 million in the six months ended June 30, 2025 was primarily due to purchases of investments and property, plant and equipment offset by maturities of investments.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities of $800.6 million in the six months ended June 30, 2026 was primarily due to $760.1 million of net proceeds from a public offering in May 2026 in addition to net proceeds from stock-based award activities, offset by repayment of RP Multi Tranche Term Loan.

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

Under the RP Multi Tranche Loan Agreement, we have drawn $275 million as of June 30, 2026. The remaining $175 million tranche 7 loan is also available to us now that the conditions for reimbursement, namely approval of our NDA for aficamten in patients with oHCM on or prior to December 31, 2025, have been met. We expect to draw Tranche 7 unless we are able to meet our financing requirements through more favorable funding sources.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 26.1% as of June 30, 2026 and 20.5% as of June 30, 2025.

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

During the three months ended June 30, 2026, holders converted the remaining $21.1 million aggregate principal amount of the 2026 Notes into 2,002,817 shares of our common stock, together with an immaterial amount of cash paid in lieu of fractional shares. The conversions were completed in accordance with the original conversion terms of the 2026 Notes, and no gain or loss was recognized. As a result, the 2026 Notes were fully converted and no principal amount of 2026 Notes remained outstanding as of June 30, 2026.

As of June 30, 2026, there remains $140.5 million of aggregate principal amount of 2027 Notes outstanding reflected in long term liabilities, and $750.0 million of aggregate principal amount of 2031 Notes outstanding in long term liabilities. The 2027 Notes are redeemable, in whole or in part (subject to the Partial Redemption Limitation, in the case of the 2027 Notes), at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the applicable maturity date, at a cash redemption price equal to the principal amount of the relevant Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for the relevant notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice. On or after October 6, 2028, the 2031 Notes will be redeemable, in whole or in part (subject to the Partial Redemption Limitation), at our option at any time and from time to time, and, in the case of any partial redemption, on or before the 40th scheduled trading day before the maturity date for the 2031 Notes, at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the 2031 Notes are also freely tradable and all accrued and unpaid additional interest, if any, has been paid in full, as of the first interest payment date occurring on or before such redemption notice date, and the last reported sale price per share of our common stock exceeds 130% of the conversion price for the 2031 Notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice. During the three months ended June 30, 2026, the conditions allowing holders of the 2027 Notes to convert were met. As a result, the 2027 Notes are convertible as of June 30, 2026.

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

In addition, Sanofi will pay us tiered royalties in the low-to-high teens range on the net sales of pharmaceutical products containing aficamten, including MYQORZO, in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. Sales to patients commenced in the first quarter of 2026. The Sanofi Aficamten License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term. We expect royalty revenues in 2026 to be immaterial as Sanofi begins initial commercialization activities in China.

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

At-the-Market Sales of Common Stock

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of Common Stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of June 30, 2026, we have not sold any shares of Common Stock under the Open Market Sale AgreementSM with Jefferies LLC.

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

In future periods, we also expect to incur substantial costs as we expand our research programs and continue development activities, including for the conduct of our on-going clinical trials for aficamten, omecamtiv mecarbil, ulacamten and CK-089. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection to clinical development, and we expect to file investigational new drug applications. Cytokinetics and multiple third-party contract development manufacturing organizations entered into various scopes of work with respect to the manufacturing of aficamten. As of June 30, 2026, we have approximately $18.6 million of non-cancellable commitments related to purchases of materials and inventory manufacturing agreements.

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

We have incurred an accumulated deficit of approximately $3.9 billion since inception and there can be no assurance that we will attain profitability. Although we have one approved product at this time, we remain subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. With the recent FDA approval of MYQORZO in December 2025, we have only recently started generating revenues from the commercial sale of our drugs. Therefore, our success is dependent on our ability to generate substantial revenues from MYQORZO or potentially obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms, including as a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and potential future bank failures in the United States. Additionally, there can be no assurance that MYQORZO or any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting policies and significant estimates in the six months ended June 30, 2026 , except for the following:

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

Inventories

Inventories, which consist of raw materials, work in process and finished goods, are stated at the lower of cost or estimated net realizable value, using standard costs, based on a first-in, first-out method. We have entered into manufacturing and supply agreements for the manufacture or purchase of raw materials and production supplies in prior years. Our inventories include the direct purchase cost of materials and supplies, charges from contract manufacturing organizations and manufacturing overhead costs. We will periodically review our inventories for factors that could impact the future recoverability and realization of future sales, which require estimates and judgments. We will analyze our inventory levels quarterly and write down inventories subject to expiry, in excess of expected requirements or that has a cost basis in excess of its expected net realizable value. These write downs will be charged to cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss.

We received FDA approval for MYQORZO on December 19, 2025 and began capitalizing inventories upon FDA approval. Costs incurred prior to approval have been recorded as research and development expense in our consolidated statement of operations and comprehensive loss. As a result, inventory balances and cost of goods sold for the next several quarters are expected to reflect a lower average per unit cost of materials.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in "Item 7A —Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following:

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2026, our cash and investments totaled $1.7 billion, comprising U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, a global portfolio of corporate debt, money market funds, and repurchase agreements backed by U.S. Treasury securities.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% increase in market interest rates would result in a decline in the value of our investments of approximately $10.9 million and $6.0 million as of June 30, 2026 and December 31, 2025, respectively.

In addition, we have elected the fair value option for certain liabilities. The fair value of the liabilities related to 2024 RP OM Loan Agreement, the RP Ulacamten RPA, and the derivatives of the RP Multi Tranche Loan Agreement will increase as market interest rates decrease. In addition, the fair value of the liabilities may fluctuate based upon changes in the Company’s credit rating. Changes in the interest rate environment and the credit rating of the Company could have an effect on our future earnings. For example, a hypothetical 1% decrease in the discount rates used to measure the 2024 RP OM Loan Agreement, the RP Ulacamten RPA, and the derivatives of the RP Multi Tranche Loan Agreement would result an increase in the fair value, and the recognition of a loss, of approximately $3.7 million as of June 30, 2026. During the three and six months ended June 30, 2026, we recognized a gain on the change in the estimated fair value of liabilities of approximately $2.4 million and $0.8 million, respectively, primarily due to changes in the discount rates used to measure the 2024 RP OM Loan Agreement and the RP Ulacamten RPA. The discount rates ranged from 14% to 17% for the three months ended June 30, 2026 and 10% to 18% for the three months ended June 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

Except for new controls implemented related to product revenues and inventory, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings in the course of the Company’s business. For a discussion of our material pending legal proceedings, refer to Note 9 – Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report, which is incorporated herein by reference.

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

On December 22, 2025, the Court appointed Gilbert Rosenthal as Lead Plaintiff and approved his selection of Pomerantz LLP as Lead Counsel. The action is now captioned In re Cytokinetics, Incorporated Securities Litigation, Case No. 3:25-cv-07923-RFL. On March 10, 2026, Lead Plaintiff filed an amended complaint, which, among other things, added the Company's Chief Financial Officer as a defendant. The Company filed a motion to dismiss the amended complaint and Lead Plaintiff filed an opposition to the motion. The Company expects to file a reply to the opposition in due course.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. For a detailed description of our risk factors, refer to Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The risks and uncertainties described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are not the only ones facing us. Additional risk and uncertainties not presently known to us, or that we currently see as immaterial, may also adversely affect our business.

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

The following directors and officers adopted into or terminated a Rule 10b5-1 trading arrangement during the second quarter of 2026:

•
Robert E. Landry. – Mr. Landry, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement on June 12, 2026 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Landry Plan”). The Landry Plan provides for the sale of up to 2000 shares of our common stock, subject to certain conditions. The Landry Plan will terminate on the earlier of (x) June 4, 2027 and (y) the sale of all securities that are subject to the plan.
•
Wendell Wierenga, Ph.D. – Mr. Wierenga, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement on June 10, 2026 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Wierenga Plan”). The Wierenga Plan provides for the sale of up to 45,714 shares of our common stock, subject to certain conditions. The Wierenga Plan will terminate on the earlier of (x) May 16, 2028 and (y) the sale of all securities that are subject to the plan.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.		Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 3, 2023	3.5

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 7, 2025	3.6

3.7	Amended and Restated Bylaws	8-K	000-50633	February 17, 2023	3.1

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Notes due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Indenture, dated as of September 19, 2025, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 1.75% Convertible Senior Notes due 2031)	8-K	000-50633	September 22, 2025	4.1

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

10.1	Amended and restated 2015 Employee Stock Purchase Plan	S-8	000-50633	May 27, 2025	99.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)					X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Dated: August 6, 2026	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sung H. Lee
Sung H. Lee
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)