Form 10-Q
period 2026-09-30
CYTOKINETICS INC
filed 2026-11-04
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of shares of common stock, $0.001 par value, outstanding as of November 2, 2026: 139,303,351

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and nine months ended September 30, 2026

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
Final Payment Amount

As defined in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report on Form 10-Q – Sources and Uses of Cash, Royalty Pharma Transactions

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands) (Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$203,433	$122,518
Short-term investments	926,588	759,703
Accounts receivable, net	33,889	17,764
Inventories	807	—
Prepaid expenses and other current assets	22,434	16,990
Total current assets	1,187,151	916,975
Long-term investments	453,631	335,048
Property and equipment, net	76,124	79,194
Operating lease right-of-use assets	71,563	75,979
Inventories, long-term	16,128	—
Other assets	20,183	17,341
Total assets	$1,824,780	$1,424,537
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$25,964	$22,337
Accrued liabilities	90,871	83,278
Short-term operating lease liabilities	21,391	19,111
Current portion of convertible and long-term debt	174,399	41,181
Derivative liabilities measured at fair value	31,300	31,100
Deferred revenue	1,653	1,612
Other current liabilities	7,841	3,833
Total current liabilities	353,419	202,452
Term loans, net	244,332	246,384
Convertible notes, net	732,771	869,597
Liabilities related to revenue participation right purchase agreements, net	579,564	520,559
Long-term operating lease liabilities	99,665	107,970
Liabilities related to RPI Transactions measured at fair value	136,200	137,200
Total liabilities	2,145,951	2,084,162
Commitments and contingencies
Stockholders' deficit
Preferred stock	—	—
Common stock	139	123
Additional paid-in capital	3,768,661	2,826,341
Accumulated other comprehensive (loss) income	(8,390)	630
Accumulated deficit	(4,081,581)	(3,486,719)
Total stockholders' deficit	(321,171)	(659,625)
Total liabilities and stockholders' deficit	$1,824,780	$1,424,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:
Net product revenue	$44,507	$—	$74,630	$—
Collaboration revenues	3,050	1,936	8,977	5,931
License and milestone revenues	—	—	11,929	64,353
Total revenues	47,557	1,936	95,536	70,284
Operating expenses:
Research and development	99,285	97,297	292,617	305,697
Selling, general and administrative	113,144	69,458	322,437	192,548
Cost of goods sold	(454)	—	2,437	—
Collaboration cost of revenues	2,670	1,936	7,923	5,931
Total operating expenses	214,645	168,691	625,414	504,176
Operating loss	(167,088)	(166,755)	(529,878)	(433,892)
Interest and other expense, net	(14,842)	(11,353)	(44,015)	(31,305)
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	(23,642)	(14,969)	(62,635)	(42,228)
Interest and other income, net	15,903	10,248	40,866	36,950
Change in fair value of derivative liabilities	(600)	700	(200)	3,300
Change in fair value of liabilities related to RPI Transactions	200	(2,800)	1,000	(13,500)
Debt conversion expense	—	(121,249)	—	(121,249)
Net loss	$(190,069)	$(306,178)	$(594,862)	$(601,924)
Net loss per share — basic and diluted	$(1.37)	$(2.55)	$(4.52)	$(5.04)
Weighted-average number of shares used in computing net loss per share — basic and diluted	139,045	119,982	131,526	119,317
Other comprehensive (loss) gain:
Unrealized loss on available-for-sale securities, net	(4,228)	167	(7,836)	(1,225)
Foreign currency translation adjustments	(336)	25	(1,184)	(1,139)
Comprehensive loss	$(194,633)	$(305,986)	$(603,882)	$(604,288)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Deficit

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance, December 31, 2025	122,943,172	$123	$2,826,341	$630	$(3,486,719)	$(659,625)
Exercise of stock options	403,208	—	11,346	—	—	11,346
Vesting of restricted stock units, net of taxes withheld	891,443	1	(841)	—	—	(840)
Stock-based compensation	—	—	30,824	—	—	30,824
Unrealized loss on available-for-sale securities, net	—	—	—	(1,838)	—	(1,838)
Foreign currency translation adjustments	—	—	—	(404)	—	(404)
Net loss	—	—	—	—	(206,031)	(206,031)
Balance, March 31, 2026	124,237,823	124	2,867,670	(1,612)	(3,692,750)	(826,568)
Exercise of stock options	968,077	1	33,657	—	—	33,658
Vesting of restricted stock units, net of taxes withheld	137,636	—	(1,527)	—	—	(1,527)
Issuance of common stock under Employee Stock Purchase Plan	77,383	—	4,344	—	—	4,344
Issuance of common stock in public offering, net of issuance costs	11,338,028	11	760,137	—	—	760,148
Issuance of common stock upon conversion of convertible notes	2,002,817	2	21,065	—	—	21,067
Stock-based compensation	—	—	36,367	—	—	36,367
Unrealized loss on available-for-sale securities, net	—	—	—	(1,770)	—	(1,770)
Foreign currency translation adjustments	—	—	—	(444)	—	(444)
Net loss	—	—	—	—	(198,762)	(198,762)
Balance, June 30, 2026	138,761,764	138	3,721,713	(3,826)	(3,891,512)	(173,487)
Exercise of stock options	375,462	1	12,408	—	—	12,409
Vesting of restricted stock units, net of taxes withheld	83,220	—	(918)	—	—	(918)
Stock-based compensation	—	—	35,458	—	—	35,458
Unrealized loss on available-for-sale securities, net	—	—	—	(4,228)	—	(4,228)
Foreign currency translation adjustments	—	—	—	(336)	—	(336)
Net loss	—	—	—	—	(190,069)	(190,069)
Balance, September 30, 2026	139,220,446	$139	$3,768,661	$(8,390)	$(4,081,581)	$(321,171)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance, December 31, 2024	118,209,139	$118	$2,563,876	$2,398	$(2,701,764)	$(135,372)
Exercise of stock options	351,985	—	7,651	—	—	7,651
Vesting of restricted stock units, net of taxes withheld	659,179	1	(13)	—	—	(12)
Stock-based compensation	—	—	23,549	—	—	23,549
Unrealized loss on available-for-sale securities, net	—	—	—	(541)	—	(541)
Foreign currency translation adjustments	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	(161,376)	(161,376)
Balance, March 31, 2025	119,220,303	119	2,595,063	1,545	(2,863,140)	(266,413)
Exercise of stock options	219,077	—	3,868	—	—	3,868
Vesting of restricted stock units, net of taxes withheld	55,056	—	(514)	—	—	(514)
Issuance of common stock under Employee Stock Purchase Plan	109,116	—	2,877	—	—	2,877
Stock-based compensation	—	—	27,535	—	—	27,535
Unrealized loss on available-for-sale securities, net	—	—	—	(851)	—	(851)
Foreign currency translation adjustments	—	—	—	(852)	—	(852)
Net loss	—	—	—	—	(134,370)	(134,370)
Balance, June 30, 2025	119,603,552	119	2,628,829	(158)	(2,997,510)	(368,720)
Exercise of stock options	321,536	1	6,934	—	—	6,935
Vesting of restricted stock units	38,684	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(13,118)	—	(720)	—	—	(720)
Induced conversion of convertible notes	2,168,806	2	116,670	—	—	116,672
Stock-based compensation	—	—	30,696	—	—	30,696
Unrealized gain on available-for-sale securities, net	—	—	—	167	—	167
Foreign currency translation adjustments	—	—	—	25	—	25
Net loss	—	—	—	—	(306,178)	(306,178)
Balance, September 30, 2025	122,119,460	$122	$2,782,409	$34	$(3,303,688)	$(521,123)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(594,862)	$(601,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liabilities related to revenue participation right purchase agreements	62,659	42,306
Stock-based compensation expense	100,826	81,780
Non-cash lease expense	4,974	4,038
Depreciation of property and equipment	10,657	7,264
Change in fair value of derivative liabilities	200	(3,300)
Change in fair value of liabilities related to RPI Transactions	(1,000)	13,500
Realized gain on investment, net	(184)	(17)
Interest receivable and amortization on investments	(10,507)	(12,902)
Non-cash interest expense related to debt	26,161	14,431
Debt conversion expense	—	121,249
Changes in operating assets and liabilities:
Accounts receivable	(16,125)	14,842
Prepaid and other assets	(7,899)	1,264
Inventories	(15,112)	—
Accounts payable	6,741	2,972
Deferred revenue	41	(50,758)
Accrued and other liabilities	24,112	7,235
Operating lease liabilities	(6,583)	(6,616)
Other non-current liabilities	(13,417)	(2,722)
Net cash used in operating activities	(429,318)	(367,358)
Cash flows from investing activities:
Purchases of investments	(986,253)	(717,523)
Investment in non-marketable equity security	—	(5,000)
Maturities of investments	703,642	823,551
Sales of investments	—	5,993
Purchases of property and equipment	(10,964)	(19,163)
Net cash (used in) provided by investing activities	(293,575)	87,858
Cash flows from financing activities:
Repayment of finance lease liabilities	—	(204)
Repayment of term loans	(11,736)	(8,087)
Payments of royalty obligations	(1,500)	—
Repayment of convertible debt	—	(402,500)
Proceeds from issuance of convertible debt, net	—	729,460
Proceeds from borrowing under term loans	—	75,000
Proceeds from issuance of common stock related to public offering, net of issuance costs	760,148	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	61,757	21,331
Taxes paid related to net share settlement of equity awards	(3,242)	(1,247)
Net cash provided by financing activities	805,427	413,753
Effect of exchange rate changes on cash	(1,637)	(906)
Net increase in cash, cash equivalents, and restricted cash	80,897	133,347
Cash, cash equivalents, and restricted cash, beginning of period	125,632	95,232
Cash, cash equivalents, and restricted cash, end of period	$206,529	$228,579
Supplemental cash flow disclosures:
Cash paid for interest	$12,546	$19,874
Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating lease obligations	$663	$6,427
Amounts unpaid for purchases of property and equipment	$410	$2,088
Conversion of 2026 Notes	$21,067	$—
Issuance of common stock in connection with repurchase of convertible note	$—	$107,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Cytokinetics, Incorporated was incorporated under the laws of the state of Delaware on August 5, 1997. We are a biopharmaceutical company focused on discovering, developing and commercializing novel muscle activators and muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. Our flagship commercial product is MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg, and 20 mg tablets for the treatment of adults with oHCM to improve functional capacity and symptoms, which the FDA approved in December 2025 and which first became available for prescription to patients in the first quarter of 2026. In addition, in February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (New York Heart Association, (NYHA), class II-III) oHCM in adult patients and which first became available for prescription to patients in Germany in the second quarter of 2026. In July 2026, the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA) granted MYQORZO a marketing authorization across the United Kingdom for the treatment of symptomatic (NYHA class II-III) oHCM in eligible adult patients, and the National Institute for Health and Care Excellence (NICE) concurrently issued guidance recommending aficamten for use in eligible adult patients in England and Wales. In October 2026, Health Canada issued a Notice of Compliance authorizing MYQORZO® (aficamten) for the treatment of symptomatic obstructive hypertrophic cardiomyopathy (oHCM) of NYHA class II-III in adult patients. Moreover, in December 2025, the China National Medical Products Administration approved MYQORZO for the treatment of adults with (NYHA class II-III) oHCM, to improve exercise capacity and symptoms. MYQORZO first became available to patients in China in the first quarter of 2026 under the Sanofi License Agreement.

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of approximately $4.1 billion since inception and there can be no assurance that we will attain profitability. We had a net loss of $594.9 million and net cash used in operations of $429.3 million for the nine months ended September 30, 2026. Cash, cash equivalents, and investments balance was $1.6 billion as of September 30, 2026. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Reclassification of prior periods

Certain comparative figures have been reclassified to conform to the current period presentation. Specifically, $1.9 million and $5.9 million of previously reported research and development expenses in the three and nine months ended September 30, 2025, respectively, have been reclassified to collaboration cost of revenues. These reclassifications had no effect on the previously reported total assets, total liabilities, or net loss.

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

Investment in non-marketable equity security

During the first quarter of 2025, we made an equity investment of $5.0 million that does not have a readily determinable fair value. We have elected the measurement alternative under which we measure the investment at cost, less any impairment. If we observe price changes in orderly transactions for identical or similar securities of the same issuer, we will remeasure the investment at fair value as of the date of the observable transaction. As of September 30, 2026, the investment has a carrying value of $5.0 million and is classified as “Other assets” on the condensed consolidated balance sheet.

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

Accruals are established for gross-to-net deductions and actual amounts incurred are offset against applicable accruals. The Company reflects these accruals as either a reduction in the related account receivable from the customer or as an accrued liability, depending on the means by which the deduction is settled. Sales deductions are based on management’s estimates that involve a substantial degree of judgment.

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

The Company generates revenue from a small number of specialty pharmacies and specialty distributors. The following customers accounted for over 10% of total gross product revenue during the three and nine months ended September 30, 2026. As the Company launched MYQORZO in January 2026, there were no sales in prior periods.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Customer A	43%	0%	41%	0%
Customer B	21%	0%	22%	0%
Customer C	33%	0%	33%	0%

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

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	September 30, 2026	September 30, 2025
Options to purchase common stock	10,518	11,442
Restricted stock and performance units	2,832	2,544
Shares issuable related to the ESPP	51	87
Shares issuable upon conversion of 2026 Notes	—	2,003
Shares issuable upon conversion of 2027 Notes	2,751	2,751
Shares issuable upon conversion of 2031 Notes	10,962	10,962
Total shares	27,114	29,789

During the three months ended June 30, 2026, holders converted the remaining $21.1 million aggregate principal amount of the 2026 Notes into 2,002,817 shares of the Company's common stock. There are no outstanding 2026 Notes as of September 30, 2026.

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

Accounting for RPI Transactions Measured at Fair Value

The fair values of the liabilities for the RP OM Loan Agreement and RP Ulacamten RPA are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which ranged from 15% to 18% and 12% to 18% for the three and nine months ended September 30, 2026, respectively, and 11% to 17% and 10% to 18% for the three and nine months ended September 30, 2025, respectively), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and ulacamten have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the omecamtiv mecarbil or ulacamten programs could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The Company recorded a gain of $0.2 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, and a loss of $2.8 million and $13.5 million for the three and nine months ended September 30, 2025, respectively, associated with the change in fair value of the liabilities related to 2024 RP OM Loan Agreement and the RP Ulacamten RPA. The change in the fair value has been recognized in the condensed consolidated statement of operations and comprehensive loss.

The following tables summarize the changes in the fair value of the RP Ulacamten RPA and RP OM Loan (in thousands):

	2026		2025
	RP Ulacamten RPA	RP OM Loan	RP Ulacamten RPA	RP OM Loan
Beginning balance, January 1	$13,700	$123,500	$14,000	$123,000
Change in fair value	(200)	1,800	(300)	(3,600)
Ending balance, March 31	13,500	125,300	13,700	119,400
Change in fair value	(300)	(2,100)	300	14,300
Ending balance, June 30	13,200	123,200	14,000	133,700
Change in fair value	—	(200)	—	2,800
Ending balance, September 30	$13,200	$123,000	$14,000	$136,500

Liabilities Related to Revenue Participation Right Purchase Agreements

RP Aficamten Royalty Purchase Agreement

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. In the second quarter of 2024, we recorded an additional $33.3 million to the carrying value related to the 2024 RPI Transactions entered into May 22, 2024. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 28.4% as of September 30, 2026 and 22.1% as of September 30, 2025.

During the third quarter of 2026, we updated our analyses of the RP Aficamten RPA to reflect our revised assumptions. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA changed from the second quarter of 2026 due to changes in management’s estimates related to forecast assumptions based on actual results and trends to date in our early product launch. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in an increase in our imputed interest rate from approximately 26.1% as of June 30, 2026 to approximately 28.4% as of September 30, 2026. For the three and nine months ended September 30, 2026, the change in estimate increased our non-cash interest expense by $1.8 million and net loss per share by $0.01.

2017 RP Omecamtiv Mecarbil Royalty Purchase Agreement

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid to RPFT over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the RP OM Liability is reassessed periodically and is not reduced below 0%. The imputed rate of interest on the carrying value of the RP OM Liability was 0.5% as of September 30, 2026 and 0.1% as of September 30, 2025.

During the third quarter of 2026, we updated our analyses of the RP OM RPA to reflect our revised forecast of future royalty payments. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in an increase in our imputed interest rate above the 0% floor, from 0% as of June 30, 2026 to 0.5% as of September 30, 2026. Accordingly, we recorded non-cash interest expense on the RP OM Liability for the three months ended September 30, 2026. For the three and nine months ended September 30, 2026, the change in estimate increased our non-cash interest expense by $0.2 million and had no material impact on net loss per share.

Accounting for Revenue Participation Right Purchase Agreements

We periodically assess the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The RP OM Liability and the RP Aficamten Liability are measured using the effective interest method based on estimates of future royalty payments over the life of the arrangements. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the amortization of the RP OM Liability and the RP Aficamten Liability and the effective interest rate. A significant change to unobservable inputs could also result in a material increase or decrease to the effective interest rate of the liabilities. For Revenue Participation Right Purchase Agreements, the effective interest rate is reassessed periodically and will not be reduced below 0%.

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

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions. Changes to the RP Aficamten Liability and the RP OM Liability are as follows (in thousands):

	2026		2025
	RP Aficamten Liability	RP OM Liability	RP Aficamten Liability	RP OM Liability
Beginning balance, January 1	$320,764	$199,795	$262,599	$199,593
Interest accretion	18,816	—	14,037	41
Amortization of issuance costs	—	—	—	26
Ending balance, March 31	339,580	199,795	276,636	199,660
Interest accretion	20,177	—	13,140	41
Amortization of issuance costs	—	—	—	26
Royalty payment	(214)	—	—	—
Ending balance, June 30	359,543	199,795	289,776	199,727
Interest accretion	23,387	255	14,927	42
Amortization of issuance costs	—	24	—	26
Royalty payment	(1,286)	—	—	—
Ending balance, September 30	$381,644	$200,074	$304,703	$199,795

Approximately $2.2 million of the RP Aficamten Liability balance is recorded in short term accrued liabilities based upon the royalties currently due from the most recent quarter sales.

RP Multi Tranche Term Loan

Tranche 7 under the RP Multi Tranche Loan Agreement Amendment for $175.0 million is drawable at Cytokinetics’ discretion through December 19, 2026.

As of September 30, 2026, the estimated fair value of the Tranche 1, Tranche 4, Tranche 5, and Tranche 6 term loans was $247.2 million. The fair value was estimated based on Level 3 inputs.

Derivative Liabilities Measured at Fair Value

We have bifurcated and recognized the embedded derivatives in the RP Multi Tranche Loan Agreement. These embedded derivatives include repayment features based upon a change in control.

The fair values of the derivative liabilities are determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 15% to 17% and 12% to 17% for the three and nine months ended September 30, 2026, respectively, and 11% to 12% and 10% to 14% for the three and nine months ended September 30, 2025, respectively) and other factors.

The following table summarizes the changes in the fair value of the derivative liabilities for the RP Multi Tranche Loan Agreement (in thousands):

	RP Multi Tranche Loan Agreement Derivatives
	2026	2025
Beginning balance, January 1	$31,100	$11,300
Change in fair value	(1,500)	400
Ending balance, March 31	29,600	11,700
Settlement	—	(3,900)
Initial measurement	—	12,800
Change in fair value	1,100	(3,000)
Ending balance, June 30	30,700	17,600
Change in fair value	600	(700)
Ending balance, September 30	$31,300	$16,900

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

Collaboration revenues for China were $0.5 million and $1.7 million for the three and nine months ended September 30, 2026, respectively, related to certain development cost reimbursements, along with an insignificant amount of royalty revenue. Collaboration revenues were not material for the three and nine months ended September 30, 2025. Accounts receivable from Sanofi was $0.5 million as of September 30, 2026 and $15.1 million as of December 31, 2025.

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

License and milestone revenues from Bayer were none for the three months ended September 30, 2026 and 2025, and $11.9 million and $64.3 million for the nine months ended September 30, 2026 and 2025, respectively. The amount recognized in the nine months ended September 30, 2026 relates to the milestone achievement of the first commercial sale of MYQORZO in the United States. Milestones associated with the first dosing of aficamten to the first patient in Japan in a Phase 3 clinical trial in nHCM and in a Phase 3 clinical trial in oHCM were achieved in 2025 and recognized as revenue in 2025. The first dose of aficamten in Japan in a Phase 3 clinical trial in nHCM occurred in June 2025 and the first dose of aficamten in Japan in a Phase 3 clinical trial in oHCM occurred in August 2025. There are no outstanding receivables related to license and milestone revenues from Bayer as of September 30, 2026.

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

Collaboration revenues from Bayer were $2.6 million and $7.2 million for the three and nine months ended September 30, 2026, respectively, and $1.5 million and $5.4 million for the three and nine months ended September 30, 2025, respectively, related to certain research and development cost reimbursements. We had accounts receivable from Bayer of $2.6 million as of September 30, 2026, and $2.6 million as of December 31, 2025.

We re-evaluate the probability of achievement of development milestones and any related constraints each reporting period. We will include consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Research Collaboration

In May 2025, we entered into a research collaboration where we will reimburse our collaborative research partner for their research expenses. The reimbursement of research expenses was $1.0 million and $3.6 million for the three and nine months ended September 30, 2026, respectively, which were recorded as research and development expenses. There was no reimbursement of research expenses for the three and nine months ended September 30, 2025. Subject to the terms of the agreement, our collaborative research partner may receive potential research, development and commercial milestone and royalty payments from us and we may develop and commercialize development candidates.

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

Fair Value of Financial Assets:

The following tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		September 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$139,545	$—	$—	$139,545
U.S. Treasury securities	Level 1	310,461	2	(1,416)	309,047
U.S. Government agency securities	Level 2	271,489	1	(1,861)	269,629
Commercial paper	Level 2	342,354	—	(806)	341,548
Corporate obligations	Level 2	462,574	15	(2,597)	459,992
		$1,526,423	$18	$(6,680)	$1,519,761

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$89,509	$—	$—	$89,509
U.S. Treasury securities	Level 1	239,097	574	(7)	239,664
U.S. Government agency securities	Level 2	201,788	162	(38)	201,912
Commercial paper	Level 2	289,447	96	(26)	289,517
Asset-backed securities	Level 2	7,579	7	—	7,586
Corporate obligations	Level 2	363,645	457	(53)	364,049
		$1,191,065	$1,296	$(124)	$1,192,237

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

No credit losses on debt securities were recognized in the periods presented. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The unrealized losses as of September 30, 2026 are attributed to market interest rate changes and are not attributed to credit. The Company does not intend to sell any of these available-for-sale investments before their effective maturity or market price recovery.

Note 6 — Balance Sheet Components

Cash, cash equivalents, and restricted cash

A reconciliation of cash, cash equivalents, and restricted cash reported in the accompanying condensed consolidated balance sheets to the amount reported within the accompanying condensed consolidated statements of cash flows was as follows (in thousands):

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$203,433	$225,467
Restricted cash	3,096	3,112
Total cash, cash equivalents, and restricted cash as reported within our condensed consolidated statement of cash flows	$206,529	$228,579

As of September 30, 2026, the Company's restricted cash balance of $3.1 million is used to collateralize certain credit instruments.

Accounts receivable, net

Accounts receivable, net was as follows (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net:
Net product receivables	$30,842	$—
Collaboration receivables	3,047	17,764
Total accounts receivable, net	$33,889	$17,764

Inventories

Inventories were as follows (in thousands):

	September 30, 2026	December 31, 2025
Inventories:
Raw materials	$15,053	$—
Work in process	1,417	—
Finished goods	465	—
Total inventories	$16,935	$—

Inventories, long-term, are comprised of raw materials and work in process that are expected to be sold beyond the next 12 months.

Accrued liabilities

Accrued liabilities were as follows (in thousands):

	September 30, 2026	December 31, 2025
Accrued liabilities:
Clinical and preclinical costs	$12,989	$24,561
Compensation related	47,769	45,150
Other accrued expenses	30,113	13,567
Total accrued liabilities	$90,871	$83,278

Note 7 — Debt

Convertible Notes

2031 Notes

The following table presents the total amount of interest cost recognized relating to the 2031 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Contractual interest expense	$3,281	$401	$9,843	$401
Amortization of debt issuance costs	843	136	2,383	136
Total interest expense recognized	$4,124	$537	$12,226	$537

The effective interest rate of the 2031 Notes was 2.23% as of September 30, 2026. As of September 30, 2026, the unamortized debt issuance cost for the 2031 Notes was $17.2 million and will be amortized over approximately 5.1 years.

2027 Notes

The following table presents the total amount of interest cost recognized relating to the 2027 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Contractual interest expense	$1,230	$4,259	$3,690	$13,710
Amortization of debt issuance costs	241	804	667	2,367
Total interest expense recognized	$1,471	$5,063	$4,357	$16,077

The effective interest rate of the 2027 Notes was 4.2% as of September 30, 2026 and 2025. As of September 30, 2026, the unamortized debt issuance cost for the 2027 Notes was $0.7 million and will be amortized over approximately 0.8 years. The 2027 Notes are due July 1, 2027, and have been classified as a current liability as of September 30, 2026. During the three months ended September 30, 2026, the conditions allowing holders of the 2027 Notes to convert were met. As a result, the 2027 Notes are convertible as of September 30, 2026.

As of September 30, 2026, the estimated fair value of the 2031 Notes and 2027 Notes was $924.3 million and $190.4 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes.

2026 Notes

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Contractual interest expense	$—	$211	$313	$633
Amortization of debt issuance costs	—	32	42	87
Total interest expense recognized	$—	$243	$355	$720

During the three months ended June 30, 2026, holders converted the remaining $21.1 million aggregate principal amount of the 2026 Notes into 2,002,817 shares of the Company's common stock, together with an immaterial amount of cash paid in lieu of fractional shares. The conversions were completed in accordance with the original conversion terms of the 2026 Notes, and no gain or loss was recognized. As of September 30, 2026, the 2026 Notes were fully converted and no principal amount remained outstanding.

The effective interest rate of the 2026 Notes was 4.6% before the conversion in May 2026 and as of September 30, 2025.

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

As of September 30, 2026, the total authorized shares under the 2004 Plan available for grant were 3.8 million.

Total stock-based compensation expense was recorded in the condensed consolidated statements of operations and comprehensive loss, and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Research and development	$15,115	$15,138	$44,631	$40,358
Selling, general and administrative	19,606	15,558	56,195	41,422
	$34,721	$30,696	$100,826	$81,780

For the three and nine months ended September 30, 2026, we capitalized approximately $0.7 million and $1.8 million, respectively, of stock-based compensation into inventories.

Performance Stock Units

During 2025 through the second quarter of 2026, the Compensation Committee granted a total of 759,182 performance stock units ("PSUs") to certain employees with a grant date fair value ranging from $44.36 to $71.38 per unit. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSU awards are subject to performance goals and will be earned as to a pre-determined fixed number of shares subject to the certification by the Compensation and Talent Committee of the Company’s Board of Directors (the “Compensation Committee”) that the Company has achieved one or more of the relevant performance goals, in each case vesting as to 50% of the earned shares on the applicable Compensation Committee certification date and as to the remaining 50% of the earned shares following the one-year anniversary of the applicable Compensation Committee certification date.

The Company recognized expense for the PSUs of $1.9 million and $4.2 million for the three and nine months ended September 30, 2026, respectively, compared to expense of $0.8 million and $0.9 million for the three and nine months ended September 30, 2025, respectively. There was $9.3 million of unamortized stock-based compensation related to the portion of PSUs vesting that is deemed probable as of September 30, 2026.

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

At-the-Market Sales of Common Stock

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of common stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of September 30, 2026, we have not sold any shares of common stock under the Open Market Sale AgreementSM with Jefferies LLC.

Note 9 — Commitments and Contingencies

Legal Matters

From time to time, the Company is a party to legal proceedings in the course of the Company's business. The outcome of such matters is inherently uncertain and often involves significant judgment in assessing risk and estimating potential exposure. Accruals are recognized for legal matters when a loss is both probable and reasonably estimable. As of September 30, 2026, no material contingent liabilities have been recognized. If a material loss is reasonably possible and we can estimate the amount or range of the loss, we disclose such information. Unless otherwise noted, either the outcome of these matters is not expected to be material, or the potential loss cannot be reasonably estimated.

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

On December 22, 2025, the Court appointed Gilbert Rosenthal as Lead Plaintiff and approved his selection of Pomerantz LLP as Lead Counsel. The action is now captioned In re Cytokinetics, Incorporated Securities Litigation, Case No. 3:25-cv-07923-RFL. On March 10, 2026, Lead Plaintiff filed an amended complaint, which, among other things, added the Company's Chief Financial Officer as a defendant. The Company filed a motion to dismiss the amended complaint and Lead Plaintiff filed an opposition to the motion. The court's decision on the Company’s motion to dismiss is pending.

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

Cytokinetics, Incorporated v. Bristol-Myers Squibb Company and MyoKardia, Inc.

On August 13, 2026, the Company filed a complaint in the United States District Court for the District of Delaware against Bristol-Myers Squibb Company (“BMS”) and its wholly owned subsidiary, MyoKardia, Inc. (“MyoKardia”), seeking a declaratory judgment of non-infringement and invalidity of U.S. Patent No. 12,616,697 (the “’697 Patent”) under the United States patent laws. The ’697 Patent, which issued on May 5, 2026 and is assigned to MyoKardia, claims methods of treating patients having cardiac hypercontractility, impaired cardiac relaxation and/or left ventricular hypertrophy who are undergoing beta blocker therapy by discontinuing or reducing the beta blocker therapy and administering a myosin inhibitor, and certain of its claims specifically recite aficamten, the active ingredient in MYQORZO.

The complaint alleges, among other things, that the claims of the ’697 Patent reciting aficamten were added by amendment in November 2025, shortly before the FDA approval of MYQORZO, that the defendants were not involved in the discovery, development or commercialization of aficamten and have no right to make or sell MYQORZO, and that the defendants have not provided assurance that they will not assert the ’697 Patent against MYQORZO. The complaint asserts that the Company does not directly or indirectly infringe any claim of the ’697 Patent and that the claims of the ’697 Patent are invalid, including for anticipation, obviousness and lack of adequate written description and enablement. The complaint seeks declarations of non-infringement and invalidity, an injunction prohibiting the defendants from threatening or initiating infringement litigation against the Company or the users, prescribers, distributors or customers of MYQORZO relating to the ’697 Patent, and an award of costs and attorneys’ fees.

The defendants have not yet responded to the complaint. The Company is unable to predict the outcome of this matter or the timing of its resolution.

Other Commitment

We have approximately $24.8 million of non-cancellable commitments related to purchases of materials and inventory manufacturing agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements other than statements of historical fact, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, expectations, plans or intentions relating to clinical development, product candidates, the regulatory approval process (including the timing of our planned submission of a supplemental NDA to the FDA for aficamten for the treatment of symptomatic nHCM and the timing and outcome of any FDA review of that submission), our commercialization efforts for MYQORZO, products and markets, and business trends and other information referred to under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “assume,” “believe,” “commitment,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” “seek” and similar expressions intended to identify forward-looking statements. We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results, outcomes, and the timing of events to differ materially from the results discussed in the forward-looking statements.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel muscle activators and muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. We have discovered and are developing muscle-directed investigational medicines that may potentially improve the health span of people with devastating cardiovascular and neuromuscular diseases of impaired muscle function. Our first commercial product is MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg, and 20 mg tablets, which the FDA approved in December 2025. MYQORZO is an allosteric and reversible inhibitor of cardiac myosin motor activity. The approval of MYQORZO included a risk evaluation and mitigation strategy program, otherwise known as a REMS, intended to support a favorable benefit-risk profile in light of the risk of heart failure due to systolic dysfunction. In patients with oHCM, myosin inhibition with MYQORZO reduces cardiac contractility and left ventricular outflow tract obstruction. MYQORZO became available for prescription to patients on or around January 27, 2026. In addition, in February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (New York Heart Association, NYHA, class II-III) oHCM in adult patients. In July 2026, the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA) granted MYQORZO a marketing authorization across the United Kingdom for the treatment of symptomatic (NYHA class II-III) oHCM in eligible adult patients, and the National Institute for Health and Care Excellence (NICE) concurrently issued guidance recommending aficamten for use in eligible adult patients in England and Wales. In October 2026, Health Canada issued a Notice of Compliance authorizing MYQORZO® (aficamten) for the treatment of symptomatic obstructive hypertrophic cardiomyopathy (oHCM) of NYHA class II-III in adult patients. Moreover, in December 2025, the China National Medical Products Administration approved MYQORZO for the treatment of adults with (NYHA class II-III) oHCM, to improve exercise capacity and symptoms.

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

HCM is the most common monogenic inherited cardiovascular disorder, with well over 400,000 patients diagnosed in the U.S. However, there are an estimated 400,000-800,000 additional patients who remain undiagnosed. The diagnosis rate for oHCM is growing at approximately the same rate as the population, while the diagnosis rate for nHCM has been increasing with recent year-over-year growth estimated to be in the low double digits. Estimates vary but we believe approximately half of patients with HCM have oHCM, in which the thickening of the cardiac muscle leads to LVOT obstruction, while the remaining HCM patients have nHCM, in which blood flow is not impacted, but the heart muscle is still thickened. HCM is fairly evenly split across gender and while patients are typically diagnosed in their early 40s, the average age of an oHCM patient is in the early 60s. People with HCM are at high risk of also developing cardiovascular complications, including atrial fibrillation, stroke and mitral valve disease. People with HCM are at risk for potentially fatal ventricular arrhythmias, and HCM is one of the leading causes of sudden cardiac death in younger people or athletes. A subset of patients with HCM are at high risk of progressive disease leading to dilated cardiomyopathy and heart failure necessitating cardiac transplantation.

In December 2025, the FDA approved MYQORZO, 5 mg, 10 mg, 15 mg, and 20 mg tablets for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms. MYQORZO is an allosteric and reversible inhibitor of cardiac myosin motor activity. The approval of MYQORZO included a risk evaluation and mitigation strategy (REMS) program intended to support a favorable benefit-risk profile in light of the risk of heart failure due to systolic dysfunction. In addition, in February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (New York Heart Association, (NYHA), class II-III) obstructive hypertrophic cardiomyopathy (oHCM) in adult patients. In July 2026, the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA) granted MYQORZO a marketing authorization across the United Kingdom for the treatment of symptomatic (NYHA class II-III) oHCM in eligible adult patients, and the National Institute for Health and Care Excellence (NICE) concurrently issued guidance recommending aficamten for use in eligible adult patients in England and Wales. In October 2026, Health Canada issued a Notice of Compliance authorizing MYQORZO® (aficamten) for the treatment of symptomatic obstructive hypertrophic cardiomyopathy (oHCM) of NYHA class II-III in adult patients. Moreover, in December 2025, the China National Medical Products Administration approved MYQORZO for the treatment of adults with (NYHA class II-III) oHCM, to improve exercise capacity and symptoms.

We commenced commercial sales of MYQORZO in the United States in the first quarter of 2026. Our market research supports our belief that MYQORZO will be highly competitive amongst cardiac myosin inhibitors, potentially eventually achieving a greater than 50% market share in the United States but also growing the cardiac myosin inhibitor category overall.

The commercial prospects for MYQORZO depend on three launch drivers: clinical evidence, HCPs and patients experience with the prescribing process, and the approved label. Clinical evidence shows that treatment with MYQORZO in adult patients with symptomatic oHCM led to rapid and sustained reduction in obstruction and improvement in symptoms. The HCP experience informed our Cardiac Account Specialist (CAS) design, including its single point of accountability with our field sales organization and our bespoke patient support program, MYQORZO and You™ for patients and HCPs.

The MYQORZO prescribing information allows for flexibility to titrate as early as two weeks, with echocardiogram assessment within 2 to 8 weeks following dose initiation and any subsequent dose changes, and importantly, a patient's dose may be titrated as needed after each echocardiogram with no delay.

In the European Union, we commenced commercialization activities in Germany in the second quarter of 2026 to be followed by other major European countries. In July 2026, the Medicines and Healthcare products Regulatory Agency (MHRA) granted MYQORZO marketing authorization across the United Kingdom for the treatment of symptomatic (NYHA class II-III) oHCM in eligible adult patients. At the same time, the National Institute for Health and Care Excellence (NICE) issued guidance recommending aficamten as an option to treat symptomatic oHCM in eligible adults with NYHA class II-III in England and Wales, as an add-on to individually optimized standard care (including beta-blockers, non-dihydropyridine calcium-channel blockers or disopyramide) or alone if those treatments are contraindicated, provided we supply it in accordance with the agreed commercial arrangement. We expect the UK product launch later this year. In October 2026, Health Canada issued a Notice of Compliance authorizing MYQORZO® (aficamten) for the treatment of symptomatic obstructive hypertrophic cardiomyopathy (oHCM) of New York Heart Association (NYHA) class II-III in adult patients. MYQORZO is also approved in China for the treatment of adults with (NYHA class II-III) oHCM, to improve exercise capacity and symptoms. Sanofi has the commercial rights for China and Taiwan and commenced commercialization of MYQORZO in the first quarter of 2026.

Finally, in January 2026 we submitted, and the FDA subsequently accepted for filing, a supplemental NDA for MYQORZO to the FDA requesting to include the results of MAPLE-HCM, a Phase 3 randomized, double blind, active-comparator clinical trial of aficamten as monotherapy compared to metoprolol as a monotherapy in patients with obstructive HCM, in the label. The FDA assigned a standard review classification to the sNDA with a PDUFA date of November 14, 2026. In addition, in August 2026 we announced positive primary results from ACACIA-HCM, the pivotal Phase 3 clinical trial of aficamten in patients with symptomatic nHCM, which met both of its dual primary endpoints. Based on these results, we plan to submit a supplemental NDA to the FDA for aficamten for the treatment of adult patients with symptomatic nHCM in the fourth quarter of 2026. Our plans and expectations regarding the timing of this submission are forward-looking statements and are subject to risks and uncertainties, including those described under “Risk Factors” and “Forward-Looking Statements” in this report; the actual timing of the submission, and whether the FDA will accept it for filing or approve it, may differ materially from our current expectations.

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

ACACIA-HCM

Aficamten was also evaluated in ACACIA-HCM, a Phase 3 randomized, double blind placebo-controlled clinical trial in patients with symptomatic nHCM. In August 2026, the primary results from ACACIA-HCM were presented in a Hot Line Session at the European Society of Cardiology (ESC) Congress 2026 in Munich, Germany, and simultaneously published in The New England Journal of Medicine. ACACIA-HCM met both dual primary endpoints, demonstrating statistically significant improvements from baseline to Week 36 compared to placebo in both Kansas City Cardiomyopathy Questionnaire Clinical Summary Score (KCCQ) and maximal exercise performance (pVO2). Results for the dual primary endpoint analysis consistently favored aficamten across prespecified subgroups studied. The improvement in KCCQ was robust and consistent throughout the treatment period in participants on aficamten. Following washout, KCCQ decreased for participants on aficamten to match the placebo group. At Week 36, pVO2 increased for participants on aficamten, while it remained unchanged for participants on placebo, consistent with prior trials of aficamten in oHCM. Statistically significant (p<0.001) improvements compared to placebo were observed in key secondary endpoints including the proportion of participants with improvements in NYHA Functional Class, the composite z-score of ventilatory efficiency and pVO2, and NT-proBNP. Aficamten was generally well tolerated. Left ventricular ejection fraction (LVEF) <50% occurred in 10% of participants taking aficamten and in 1% of participants taking placebo. Overall, 12 (4.7%) patients on aficamten had serious adverse events of heart failure compared to three patients (1.2%) on placebo.

Based on the positive results from ACACIA-HCM, we plan to submit a supplemental NDA to the FDA for aficamten for the treatment of adult patients with symptomatic nHCM in the fourth quarter of 2026. This expectation is a forward-looking statement; the timing of any submission depends on, among other things, the completion of our analyses of the ACACIA-HCM data and the preparation of the required regulatory documentation, and any sNDA we submit will be subject to review by the FDA, which may not accept it for filing or approve it on the timeline we anticipate, or at all.

Aficamten continues to be evaluated in CEDAR-HCM, a clinical trial of aficamten in a pediatric population with oHCM; and FOREST-HCM, an open-label extension clinical study of aficamten in patients with HCM. We recently completed cohort 1 of CEDAR-HCM in the third quarter of 2026.

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

AMBER-HFpEF

In the fourth quarter of 2024, we announced the design of AMBER-HFpEF (Assessment of Ulacamten in a Multi-Center, Blinded Evaluation of Safety and Tolerability Results in HFpEF), a Phase 2 randomized, placebo-controlled, double-blind, multi-center, dose-finding clinical trial in patients with symptomatic HFpEF with left ventricular ejection fraction ≥ 60%. The primary objective is to evaluate the safety and tolerability profile of ulacamten compared to placebo. The secondary objectives include assessing the effect of ulacamten on LVEF and NT-proBNP, its pharmacokinetics, and its pharmacokinetic/pharmacodynamic relationship. AMBER-HFpEF is currently enrolling patients, and we expect to complete enrollment in cohort 1 of the study by the end of 2026.

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

In the fourth quarter of 2024, we announced that the first participants have been dosed in a Phase 1 randomized, double-blind, placebo-controlled, multi-part, single and multiple ascending dose clinical study of CK-089 in healthy human participants. CK-089 is a fast skeletal muscle troponin activator with potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-089 when administered orally as single or multiple doses to healthy participants. The study design includes single ascending dose cohorts and multiple-dose ascending cohorts comprised of 10 participants each. Our clinical development program for CK-089 was subject to a partial clinical hold from FDA that limited our ability to dose patients at doses anticipated to result in plasma exposures higher than certain levels. FDA subsequently lifted the partial clinical trial hold in the second quarter of 2026. We are continuing the second Phase 1 randomized, double-blind, placebo-controlled single ascending dose clinical study of CK-089 in healthy human participants.

Results of Operations

Revenues

Our revenues prior to 2026 were primarily from our collaboration partners. We did not generate any revenue from commercial product sales prior to December 31, 2025. MYQORZO for adults with symptomatic oHCM was approved by the FDA in December 2025 and our first commercial sale of MYQORZO occurred in the first quarter of 2026.

Revenues for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
Net product revenue	$44,507	$—	$44,507	$74,630	$—	$74,630
Collaboration revenues	3,050	1,936	1,114	8,977	5,931	3,046
License and milestone revenues	—	—	—	11,929	64,353	(52,424)
Total revenues	$47,557	$1,936	$45,621	$95,536	$70,284	$25,252

Net product revenue was recorded for our commercial sales of MYQORZO, for the three and nine months ended September 30, 2026.

Net product revenue by geographic area for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
United States	$43,058	$—	$70,811	$—
Europe	1,449	—	3,819	—
Total net product revenue	$44,507	$—	$74,630	$—

Collaboration revenues for the three and nine months ended September 30, 2026 and 2025 were primarily from Bayer under the Bayer License Agreement related to certain research and development cost reimbursements.

License and milestone revenues for the nine months ended September 30, 2026 were from Bayer related to the first commercial sale of MYQORZO in the United States. License and milestone revenues for the nine months ended September 30, 2025 were primarily from Bayer related to the delivery of the license and completion of the technology transfer totaling $52.4 million and certain clinical milestone achievements totaling $11.8 million.

As of September 30, 2026, the accounts receivable, net balance was $33.9 million comprised of $30.8 million related to product revenue, $2.6 million related to Bayer, and $0.5 million related to Sanofi.

Operating expenses

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
Research and development	$99,285	$97,297	$1,988	$292,617	$305,697	$(13,080)
Selling, general and administrative	113,144	69,458	43,686	322,437	192,548	129,889
Cost of goods sold	(454)	—	(454)	2,437	—	2,437
Collaboration cost of revenues (a)	2,670	1,936	734	7,923	5,931	1,992
Total operating expenses	$214,645	$168,691	$45,954	$625,414	$504,176	$121,238

(a) Includes costs incurred in connection with manufacturing drug supplies for collaboration partners.

Operating expenses included stock-based compensation expense of $34.7 million and $30.7 million for the three months ended September 30, 2026 and 2025, respectively, and $100.8 million and $81.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Research and development expenses

We incur research and development expenses that consist of employee compensation, supplies and materials, costs for consultants, contract research, clinical manufacturing and facilities and depreciation costs.

Research and development expenses for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
External costs:
Aficamten	$16,930	$21,548	$(4,618)	$52,890	$77,306	$(24,416)
Omecamtiv Mecarbil	8,258	5,264	2,994	22,654	12,828	9,826
Other programs	4,694	3,319	1,375	13,097	9,717	3,380
Unallocated	10,689	9,068	1,621	28,219	38,621	(10,402)
Total external costs	40,571	39,199	1,372	116,860	138,472	(21,612)
Internal costs:
Employee related	44,465	43,766	699	135,264	124,086	11,178
Facilities, lab supplies and other	14,249	14,332	(83)	40,493	43,139	(2,646)
Total internal costs	58,714	58,098	616	175,757	167,225	8,532
Total research and development expenses	$99,285	$97,297	$1,988	$292,617	$305,697	$(13,080)

Research and development expenses for the three months ended September 30, 2026 increased by $2.0 million compared to the three months ended September 30, 2025. The increase was primarily due to higher clinical trial activity and higher personnel-related costs.

Research and development expenses for the nine months ended September 30, 2026 decreased by $13.1 million compared to the nine months ended September 30, 2025. The decrease was primarily due to higher clinical trial activity, supply chain costs and medical affairs activities in 2025 partially offset by higher personnel-related costs in 2026.

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

In the fourth quarter of 2024, we announced that the first participants have been dosed in a Phase 1 randomized, double-blind, placebo-controlled, multi-part, single and multiple ascending dose clinical study of CK-089 in healthy human participants. CK-089 is a fast skeletal muscle troponin activator with potential therapeutic application to a specific type of muscular dystrophy and other conditions of impaired muscle function. The primary objective of this Phase 1 randomized, double-blind, placebo-controlled, multi-part single and multiple ascending dose clinical study is to evaluate the safety, tolerability and pharmacokinetics of CK-089 when administered orally as single or multiple doses to healthy participants. The study design includes single ascending dose cohorts and multiple-dose ascending cohorts comprised of 10 participants each. Our clinical development program for CK-089 was subject to a partial clinical hold from FDA. FDA subsequently lifted the partial clinical trial hold in the second quarter of 2026. We are continuing the second Phase 1 randomized, double-blind, placebo-controlled single ascending dose clinical study of CK-089 in healthy human participants.

We expect that research and development expenses will be flat to declining in 2026 relative to 2025 due to the completion of MAPLE-HCM and ACACIA-HCM, partially offset by the continuation of COMET-HF, AMBER-HFpEF, CEDAR-HCM, FOREST-HCM and any additional clinical trials we may choose to undertake in connection with CK-089 or any other drug candidates.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs, facilities and overhead costs, and selling, marketing and advertising expenses, as well as other general and administrative costs related to finance, human resources, legal and other administrative activities.

Selling, general and administrative expenses for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
Total selling, general and administrative expenses	$113,144	$69,458	$43,686	$322,437	$192,548	$129,889

Selling, general and administrative expenses for the three months ended September 30, 2026 increased by $43.7 million from the three months ended September 30, 2025, primarily due to external costs associated with the commercial launch of MYQORZO and higher personnel related costs, including stock-based compensation.

Selling, general and administrative expenses for the nine months ended September 30, 2026 increased by $129.9 million from the nine months ended September 30, 2025, primarily due to external costs associated with the commercial launch of MYQORZO and higher personnel related costs, including stock-based compensation.

We expect selling, general and administrative expenses to increase significantly in 2026. With the approval of MYQORZO in the United States, we expect to incur additional expenses for commercial activities, including, but not limited to, the full year impact of the U.S. sales force, training and education, the implementation of compliance systems, patient support programs, sales and marketing expenses and pre-commercial activities to support the commercial launch of MYQORZO in nHCM. In addition, the European Commission approved MYQORZO for the treatment of adults with symptomatic oHCM, (NYHA class II-III), and in July 2026 the MHRA granted MYQORZO marketing authorization in the United Kingdom, and therefore, we expect to incur similar expenses for commercial readiness activities in Europe but with additional expenses for the establishment of a corporate infrastructure to enable commercialization activities in key European markets, beginning in Germany with other major European markets to follow.

Cost of Goods Sold

Costs of goods sold for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
Total cost of goods sold	$(454)	$—	$(454)	$2,437	$—	$2,437

We received FDA approval for MYQORZO on December 19, 2025 and began capitalizing inventories upon FDA approval. Costs incurred prior to approval were recorded as research and development expense in our condensed consolidated statement of operations and comprehensive loss. As a result, cost of goods sold for the next several quarters are expected to reflect a lower average per unit cost of materials. In the three months ended June 30, 2026, we incurred a charge of approximately $2.7 million related to drug supply optimization activities. In the three months ended September 30, 2026, we realized a credit from the vendor of $1.0 million related to the activities and recorded the contingent gain in the three months ended September 30, 2026 when the uncertainty was resolved.

Collaboration Cost of Revenues

Collaboration cost of revenues includes cost reimbursements as well as costs incurred in connection with manufacturing drug supplies for collaboration partners. Collaboration cost of revenues for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
Total collaboration cost of revenues	$2,670	$1,936	$734	$7,923	$5,931	$1,992

Collaboration cost of revenues for the three and nine months ended September 30, 2026 and 2025 were primarily from Bayer under the Bayer License Agreement related to certain research and development cost reimbursements.

Interest Expense

Interest expense for the three and nine months ended September 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
Term loans	$9,090	$5,448	$3,642	$26,749	$13,818	$12,931
2026 Notes	—	243	(243)	355	720	(365)
2027 Notes	1,471	5,063	(3,592)	4,357	16,077	(11,720)
2031 Notes	4,124	537	3,587	12,226	537	11,689
Other	157	62	95	328	153	175
Total interest expense	$14,842	$11,353	$3,489	$44,015	$31,305	$12,710

Term loan interest expense is related to the RP Multi Tranche Loan and increased year over year due to four tranches of interest expense being incurred in the third quarter of 2026 for Tranches 1, 4, 5 and 6 compared to three tranches in the third quarter of 2025 related to Tranches 1, 4 and 6. The September 30, 2026 compared to 2025 year to date change in Term Loan interest is due to Tranche 4 drawn in April 2025 and Tranche 5 drawn in October 2025. In September 2025, we issued the 2031 Notes and used the net proceeds and common stock to partially repurchase the 2027 Notes. Due to the balance of the 2027 Notes declining in the third quarter of 2025, interest expense declined year over year. There will be no additional interest on the 2026 Notes since they were fully converted in the second quarter of 2026.

Interest expense in 2026 is expected to increase further because of the $100 million drawn in October 2025 for Tranche 5, which will be outstanding for the entirety of 2026. Interest expense may increase further if we draw on Tranche 7.

Non-cash interest expense on liabilities related to revenue participation right purchase agreements

Non-cash interest expense results from the accretion of our liabilities to RPFT and RP ICAV related to the sale of future royalties under the RP OM RPA and the RP Aficamten RPA, respectively.

Non-cash interest expense on liabilities related to the RP OM RPA and the RP Aficamten RPA for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
RP OM Liability	$255	$42	$213	$255	$124	$131
RP Aficamten Liability	23,387	14,927	8,460	62,380	42,104	20,276
Total non-cash interest expense recognized	$23,642	$14,969	$8,673	$62,635	$42,228	$20,407

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid pursuant to the RP Aficamten RPA over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 28.4% as of September 30, 2026 and 22.1% as of September 30, 2025.

The carrying amount of the RP OM Liability is based on our estimate of the future royalties to be paid pursuant to the RP OM RPA over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the carrying value of the RP OM Liability is reassessed periodically and is not reduced below 0%. The imputed rate of interest on the carrying value of the RP OM Liability was 0.5% as of September 30, 2026 and approximately 0.1% as of September 30, 2025.

We review our assumptions on a regular basis and our estimates may change in the future as we refine and reassess our assumptions.

Interest and Other Income, net

Interest and other income, net for the three and nine months ended September 30, 2026 and 2025 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Change in fair value liabilities related to RPI transactions and derivative liabilities reflected on the Condensed Consolidated Statement of Operations.

The change in fair value liabilities related to the RPI transactions (RP OM Loan Agreement and RP Ulacamten RPA) and the derivative liabilities for the RP Multi Tranche Loan Agreement for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
RP Ulacamten RPA	$—	$—	$—	$500	$—	$500
RP OM Loan	200	(2,800)	3,000	500	(13,500)	14,000
RP Multi Tranche Loan Agreement Derivatives	(600)	700	(1,300)	(200)	3,300	(3,500)
Total change in fair value liabilities	$(400)	$(2,100)	$1,700	$800	$(10,200)	$11,000

The fair values of the liabilities related to RPI transactions (RP OM Loan Agreement and RP Ulacamten RPA) are based on significant unobservable inputs, including the probability of clinical success and regulatory approval based on historical industry success rates for product development specific to cardiovascular products, the estimated date of a product launch, estimates of pricing, sales ramp, variables for the timing of the related events, probability of change of control, and discount rates (which ranged from 15% to 18% and 12% to 18% for the three and nine months ended September 30, 2026, respectively, and 11% to 17% and 10% to 18% for the three and nine months ended September 30, 2025, respectively), which are deemed to be Level 3 inputs in the fair value hierarchy. As products containing omecamtiv mecarbil and ulacamten have not yet been commercialized, the estimates are highly subjective. For example, assumed increases in the probability of the clinical success for the programs for omecamtiv mecarbil or ulacamten could increase the value of the liabilities. Similarly, assumed decreases in the discount rates used in the fair value measurements could also increase the value of the liabilities at period end.

The fair values of the derivative liabilities are determined using the probability-weighted expected return method and the “with and without” method. The fair values are based on significant unobservable inputs, including the probability of change of control, the probability of default (less than 10%), discount rates (ranging from 15% to 17% and 12% to 17% for the three and nine months ended September 30, 2026, respectively, and 11% to 12% and 10% to 14% for the three and nine months ended September 30, 2025, respectively) and other factors.

The total change in the estimated fair value liabilities for the three and nine months ended September 30, 2026 was primarily driven by changes in the discount rates used in the valuation of the 2024 RP OM Loan and the derivatives associated with the RP Multi Tranche Loan Agreement.

Liquidity and Capital Resources

Our cash, cash equivalents, and investments and a summary of our borrowings and working capital as of September 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Financial assets:
Cash and cash equivalents	$203,433	$122,518
Short-term investments	926,588	759,703
Long-term investments	453,631	335,048
Total cash, cash equivalents, and marketable securities	$1,583,652	$1,217,269
Borrowings:
Term loans (including related derivative liabilities measured at fair value)	$310,192	$297,644
Convertible notes, net	872,612	890,618
Liabilities related to RPI transactions measured at fair value	136,200	137,200
Total borrowings	$1,319,004	$1,325,462
Working capital:
Current assets	$1,187,151	$916,975
Current liabilities	353,419	202,452
Working capital	$833,732	$714,523

The following table shows a summary of our cash flows for the periods set forth below (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net cash used in operating activities	$(429,318)	$(367,358)
Net cash (used in) provided by investing activities	(293,575)	87,858
Net cash provided by financing activities	805,427	413,753
Total	$82,534	$134,253

Sources and Uses of Cash

We funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreements, and revenue interest agreements, strategic alliances, long-term debt, other financings and interest on investments. We have generated significant operating losses since our inception. Our expenditures have historically been primarily related to research and development activities but have recently and will increasingly relate to our commercial readiness activities and general commercialization activities of our drug products. In December 2025, the FDA approved MYQORZO, 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of adults with symptomatic oHCM to improve functional capacity and symptoms, with sales of MYQORZO commencing in the first quarter of 2026. MYQORZO was launched in Germany and China in the first half of 2026. Accordingly, we will be increasingly relying on revenues generated from commercial sales of MYQORZO and/or traditional financing activities to fund our operations and cash expenditures.

Cash Flows Used in Operating Activities

Net cash used in operating activities of $429.3 million and $367.4 million in the nine months ended September 30, 2026 and 2025, respectively, was largely due to ongoing research and development activities and selling, general and administrative expenses to support commercial readiness and launch of MYQORZO. In future quarters fluctuations in accounts receivable and inventories will impact cash flows used in operating activities. Net loss for the nine months ended September 30, 2026 and 2025 included, among other items: stock-based compensation, interest expense on liabilities related to revenue participation right purchase agreements and debt, and/or changes in fair values related to derivative liabilities and liabilities related to RPI Transactions.

Cash Flows Provided by Investing Activities

Net cash used in investing activities of $293.6 million in the nine months ended September 30, 2026 was primarily due to purchases of investments and property, plant and equipment offset by maturities of investments.

Net cash provided by investing activities of $87.9 million in the nine months ended September 30, 2025 was primarily due to maturities of investments offset by purchases of investments and property, plant and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities of $805.4 million in the nine months ended September 30, 2026 was primarily due to $760.1 million of net proceeds from a public offering in May 2026 in addition to net proceeds from stock-based award activities, offset by repayment of RP Multi Tranche Term Loan.

Net cash provided by financing activities of $413.8 million in the nine months ended September 30, 2025 was attributable to the issuance of the 2031 Notes of $750 million, $75.0 million in proceeds from the drawing on Tranche 4 of the RP Multi Tranche Term Loan and net proceeds from stock-based award activities offset with the 2031 debt issuance costs of $20.5 million and the exchange of approximately $402.5 million of 2027 Notes.

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

The RP OM Loan Agreement provides for a loan in the principal amount of $100.0 million that was drawn at the closing with no remaining amounts available for disbursement. The loan under the RP OM Loan Agreement matures on the 10 year anniversary of the funding date and is repayable in quarterly installments, the amounts of which will depend on the occurrence of certain events related to the results and timing of COMET-HF and potential regulatory approvals of omecamtiv mecarbil, as follows:

•
Scenario 1: If the Phase 3 clinical trial of Cytokinetics’ proprietary small molecule cardiac myosin activator known as omecamtiv mecarbil is successful (defined as meeting the composite primary endpoint of the first event, whichever occurs first, comprising of cardiovascular death, heart failure event, LVAD implantation/cardiac transplantation, or stroke, with a hazard ratio (HR) of less than 0.85 and cardiovascular death endpoint HR of less than 1.0) by June 30, 2028 and we receive the marketing approval from the FDA for omecamtiv mecarbil on or prior to December 31, 2029 (“OM Approval Date”), commencing on the calendar quarter during which the FDA approval is obtained, we are required to pay RPDF (x) (i) $75.0 million ten business days after the OM Approval Date and (ii) $25.0 million on the first anniversary of the OM Approval Date and (y) on a quarterly basis an amount equal to 2.0% of the annual worldwide net sales of omecamtiv mecarbil, subject to a minimum floor amount ranging from $5.0 million to $8.0 million during the first 18 calendar quarters (the payment of the 2.0% of the annual worldwide net sales starting from the 19th calendar quarter shall be referred to as the “Royalty Payment”). Our obligation to pay the Royalty Payment will continue after maturity of the Loan;
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

Under the RP Multi Tranche Loan Agreement, we have drawn $275 million as of September 30, 2026. The remaining $175 million Tranche 7 loan is also available to us now that the conditions for reimbursement, namely approval of our NDA for aficamten in patients with oHCM on or prior to December 31, 2025, have been met. We expect to draw Tranche 7 unless we are able to meet our financing requirements through more favorable funding sources.

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

RPI ICAV initially purchased the right to receive a percentage of net sales equal to 4.5% for annual worldwide net sales of pharmaceutical products containing aficamten up to $1 billion and 3.5% for annual worldwide net sales of pharmaceutical products containing aficamten in excess of $1 billion, subject to reduction in certain circumstances. However, in May 2024, we entered into the RP Aficamten RPA Amendment to restructure the royalty so that RPI ICAV will now receive 4.5% up to $5.0 billion of worldwide annual net sales of aficamten and 1% above $5.0 billion of worldwide annual net sales. Our liability to RPI ICAV is referred to as the “RP Aficamten Liability”.

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

The carrying amount of the RP Aficamten Liability is based on our estimate of the future royalties to be paid to RPI ICAV over the life of the arrangement as discounted using an imputed rate of interest. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 28.4% as of September 30, 2026 and 22.1% as of September 30, 2025.

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

During the three months ended June 30, 2026, holders converted the remaining $21.1 million aggregate principal amount of the 2026 Notes into 2,002,817 shares of our common stock, together with an immaterial amount of cash paid in lieu of fractional shares. The conversions were completed in accordance with the original conversion terms of the 2026 Notes, and no gain or loss was recognized. As a result, the 2026 Notes were fully converted and no principal amount of 2026 Notes remained outstanding as of September 30, 2026.

As of September 30, 2026, there remains $140.5 million of aggregate principal amount of 2027 Notes outstanding reflected in current liabilities, and $750.0 million of aggregate principal amount of 2031 Notes outstanding in long term liabilities. The 2027 Notes are redeemable, in whole or in part (subject to the Partial Redemption Limitation, in the case of the 2027 Notes), at our option at any time, and from time to time, and, in the case of any partial redemption, on or before the 60th scheduled trading day before the applicable maturity date, at a cash redemption price equal to the principal amount of the relevant Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for the relevant notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice. On or after October 6, 2028, the 2031 Notes will be redeemable, in whole or in part (subject to the Partial Redemption Limitation), at our option at any time and from time to time, and, in the case of any partial redemption, on or before the 40th scheduled trading day before the maturity date for the 2031 Notes, at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the 2031 Notes are also freely tradable and all accrued and unpaid additional interest, if any, has been paid in full, as of the first interest payment date occurring on or before such redemption notice date, and the last reported sale price per share of our common stock exceeds 130% of the conversion price for the 2031 Notes on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we may send the related redemption notice; and (2) the trading day immediately before the date we may send such notice. During the three months ended September 30, 2026, the conditions allowing holders of the 2027 Notes to convert were met. As a result, the 2027 Notes are convertible as of September 30, 2026.

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

At-the-Market Sales of Common Stock

On February 27, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC under which we may offer and sell, from time to time, at our sole discretion, shares of Common Stock in “at the market offerings” pursuant to Rule 415(a)(4) under the Securities Act of 1933 through Jefferies LLC, as sales agent. As of September 30, 2026, we have not sold any shares of Common Stock under the Open Market Sale AgreementSM with Jefferies LLC.

Future Uses of Cash

We expect that selling, general and administrative expenses will significantly increase in 2026. In December 2025, MYQORZO was approved by the FDA, and accordingly, our sales and marketing expenses will increase significantly as we engage in commercialization activities in the United States. In February 2026, the European Commission approved MYQORZO® (aficamten), 5 mg, 10 mg, 15 mg and 20 mg tablets for the treatment of symptomatic (NYHA class II-III) obstructive hypertrophic cardiomyopathy in adult patients, which means that we will significantly increase commercial readiness activities in Europe, initially in Germany, with commercial readiness activities in other major European countries to follow. In July 2026, the MHRA granted MYQORZO marketing authorization in the United Kingdom, and we expect to incur commercial launch expenses in the United Kingdom beginning later in 2026. In October 2026, Health Canada issued a Notice of Compliance authorizing MYQORZO® (aficamten) for the treatment of symptomatic obstructive hypertrophic cardiomyopathy (oHCM) of New York Heart Association (NYHA) class II-III in adult patients.

In future periods, we also expect to incur substantial costs as we expand our research programs and continue development activities, including for the conduct of our on-going clinical trials for aficamten, omecamtiv mecarbil, ulacamten and CK-089. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection to clinical development, and we expect to file investigational new drug applications. Cytokinetics and multiple third-party contract development manufacturing organizations entered into various scopes of work with respect to the manufacturing of aficamten. As of September 30, 2026, we have approximately $24.8 million of non-cancellable commitments related to purchases of materials and inventory manufacturing agreements.

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

We have incurred an accumulated deficit of approximately $4.1 billion since inception and there can be no assurance that we will attain profitability. Although we have one approved product at this time, we remain subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. With the recent FDA approval of MYQORZO in December 2025, we have only recently started generating revenues from the commercial sale of our drugs. Therefore, our success is dependent on our ability to generate substantial revenues from MYQORZO or potentially obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms, including as a result of economic conditions, general global economic uncertainty, political change, war, the effects of inflationary pressures, including those resulting from tariffs and escalating trade tensions, and other factors including past and potential future bank failures in the United States. Additionally, there can be no assurance that MYQORZO or any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting policies and significant estimates in the nine months ended September 30, 2026 , except for the following:

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

Revenue participation right purchase agreements are measured using significant unobservable inputs. The estimates of future royalties requires the use of several assumptions such as: the probability of clinical success, the probability of regulatory approval, the estimated date of a product launch, estimates of eligible patient populations, estimates of prescribing behavior and patient behavior, estimates of pricing, payor reimbursement and coverage, and sales ramp. As MYQORZO sales have only commenced in 2026 and products containing omecamtiv mecarbil and ulacamten have not yet been approved as of September 30, 2026, the estimates are highly subjective.

The carrying amount of the liabilities are based on our estimate of the future royalties to be paid over the life of the arrangements as discounted using an imputed rate of interest. During the third quarter of 2026, we updated our analyses of the RP Aficamten RPA to reflect our revised assumptions. Our estimates regarding the amount of future royalty payments under the RP Aficamten RPA changed from the second quarter of 2026 due to changes in management’s estimates related to forecast assumptions based on actual results and trends to date in our early product launch. The imputed rate of interest on the carrying value of the RP Aficamten Liability was approximately 28.4% as of September 30, 2026 and 22.6% as of December 31, 2025. The imputed rate of interest on the RP OM Liability is reassessed periodically, and we have adopted an accounting policy to not reduce the effective borrowing rate below 0%. During the third quarter of 2026, we updated our analyses of the RP OM RPA to reflect our revised forecast of future royalty payments. The adjustment is accounted for on a prospective basis in our liability calculation and resulted in an increase in our imputed interest rate above the 0% floor, from 0% as of June 30, 2026 to 0.5% as of September 30, 2026. We periodically assess the amount and timing of expected royalty payments and account for any changes in such estimates on a prospective basis.

As of September 30, 2026, we have a total carrying value of approximately $581.7 million of liabilities related to revenue participation right purchase agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in "Item 7A —Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following:

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2026, our cash and investments totaled $1.6 billion, comprising U.S. Treasury securities, U.S. and non-U.S. government agency bonds, commercial paper, a global portfolio of corporate debt, money market funds, and repurchase agreements backed by U.S. Treasury securities.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% increase in market interest rates would result in a decline in the value of our investments of approximately $9.6 million and $6.0 million as of September 30, 2026 and December 31, 2025, respectively.

In addition, we have elected the fair value option for certain liabilities. The fair value of the liabilities related to 2024 RP OM Loan Agreement, the RP Ulacamten RPA, and the derivatives of the RP Multi Tranche Loan Agreement will increase as market interest rates decrease. In addition, the fair value of the liabilities may fluctuate based upon changes in the Company’s credit rating. Changes in the interest rate environment and the credit rating of the Company could have an effect on our future earnings. For example, a hypothetical 1% decrease in the discount rates used to measure the 2024 RP OM Loan Agreement, the RP Ulacamten RPA, and the derivatives of the RP Multi Tranche Loan Agreement would result in an increase in the fair value, and the recognition of a loss, of approximately $3.5 million as of September 30, 2026. During the three and nine months ended September 30, 2026, we recognized a gain on the change in the estimated fair value of liabilities of approximately $0.2 million and $1.0 million, respectively, primarily due to changes in the discount rates used to measure the 2024 RP OM Loan Agreement and the RP Ulacamten RPA. The discount rates ranged from 15% to 18% for the three months ended September 30, 2026 and 11% to 17% for the three months ended September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 22, 2025, the Court appointed Gilbert Rosenthal as Lead Plaintiff and approved his selection of Pomerantz LLP as Lead Counsel. The action is now captioned In re Cytokinetics, Incorporated Securities Litigation, Case No. 3:25-cv-07923-RFL. On March 10, 2026, Lead Plaintiff filed an amended complaint, which, among other things, added the Company's Chief Financial Officer as a defendant. The Company filed a motion to dismiss the amended complaint and Lead Plaintiff filed an opposition to the motion. The court's decision on the Company’s motion to dismiss is pending.

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

Cytokinetics, Incorporated v. Bristol-Myers Squibb Company and MyoKardia, Inc.

On August 13, 2026, the Company filed a complaint in the United States District Court for the District of Delaware against Bristol-Myers Squibb Company (“BMS”) and its wholly owned subsidiary, MyoKardia, Inc. (“MyoKardia”), seeking a declaratory judgment of non-infringement and invalidity of U.S. Patent No. 12,616,697 (the “’697 Patent”) under the United States patent laws. The ’697 Patent, which issued on May 5, 2026 and is assigned to MyoKardia, claims methods of treating patients having cardiac hypercontractility, impaired cardiac relaxation and/or left ventricular hypertrophy who are undergoing beta blocker therapy by discontinuing or reducing the beta blocker therapy and administering a myosin inhibitor, and certain of its claims specifically recite aficamten, the active ingredient in MYQORZO.

The complaint alleges, among other things, that the claims of the ’697 Patent reciting aficamten were added by amendment in November 2025, shortly before the FDA approval of MYQORZO, that the defendants were not involved in the discovery, development or commercialization of aficamten and have no right to make or sell MYQORZO, and that the defendants have not provided assurance that they will not assert the ’697 Patent against MYQORZO. The complaint asserts that the Company does not directly or indirectly infringe any claim of the ’697 Patent and that the claims of the ’697 Patent are invalid, including for anticipation, obviousness and lack of adequate written description and enablement. The complaint seeks declarations of non-infringement and invalidity, an injunction prohibiting the defendants from threatening or initiating infringement litigation against the Company or the users, prescribers, distributors or customers of MYQORZO relating to the ’697 Patent, and an award of costs and attorneys’ fees.

The defendants have not yet responded to the complaint. The Company is unable to predict the outcome of this matter or the timing of its resolution.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. For a detailed description of our risk factors, refer to Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The risk factor set forth below updates and supersedes the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2025 relating to the results of ACACIA-HCM and the potential regulatory approval of aficamten for the treatment of nHCM. The risks and uncertainties described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as updated below, are not the only ones facing us. Additional risk and uncertainties not presently known to us, or that we currently see as immaterial, may also adversely affect our business.

Although ACACIA-HCM met both of its dual primary endpoints, the FDA and other regulatory agencies may not find the results of ACACIA-HCM sufficient to support approval of aficamten for the treatment of nHCM, and any such approval may be delayed, limited or denied.

In August 2026, we announced the primary results from ACACIA-HCM, our pivotal Phase 3 clinical trial of aficamten in patients with symptomatic nHCM. ACACIA-HCM met both of its dual primary endpoints, demonstrating statistically significant improvements from baseline to Week 36 compared to placebo in both KCCQ Clinical Summary Score and maximal exercise performance (pVO2), and statistically significant improvements compared to placebo were also observed in its key secondary endpoints. Based on these results, we plan to submit a supplemental NDA to the FDA for aficamten for the treatment of adult patients with symptomatic nHCM in the fourth quarter of 2026. However, there can be no assurance that the FDA or any other regulatory agency will find the results of ACACIA-HCM sufficient to support approval of aficamten for the treatment of nHCM.

Achieving statistical significance on the primary and secondary endpoints of a clinical trial does not by itself establish that a drug is effective for regulatory purposes. The FDA and other regulatory agencies will evaluate the totality of the clinical data from ACACIA-HCM, including the magnitude, durability and clinical relevance of the observed treatment effects, the consistency of those effects across endpoints and patient subgroups, and the adverse events and overall safety profile of aficamten in the nHCM population, in determining whether aficamten is efficacious for the treatment of nHCM and whether its benefits outweigh its risks in this patient population. Regulatory agencies’ interpretations of what constitutes a minimally important clinical difference in functional endpoints such as KCCQ Clinical Summary Score and pVO2 can be subjective because there is no universally established standard, and because there is no approved therapy for nHCM, there is no established benchmark against which the magnitude of the benefit observed in ACACIA-HCM can be measured. Accordingly, the FDA may conclude that the improvements observed in ACACIA-HCM, although statistically significant, are not clinically meaningful or are not of a sufficient magnitude to demonstrate that aficamten is efficacious for the treatment of nHCM, or may otherwise disagree with our interpretation of the data.

In addition, the nHCM patient population presents distinct physiological differences from the oHCM population, and drug candidates with mechanisms of action similar to aficamten have failed in nHCM. For example, Camzyos (mavacamten), a cardiac myosin inhibitor commercialized by Bristol-Myers Squibb Company, failed to meet its dual primary endpoints in ODYSSEY-HCM, a Phase 3 clinical trial assessing its efficacy for the treatment of nHCM. Regulatory agencies may consider the results of ACACIA-HCM in light of these prior results and the broader body of evidence regarding cardiac myosin inhibitors in nHCM. Furthermore, in ACACIA-HCM, left ventricular ejection fraction below 50% occurred more frequently in participants taking aficamten than in participants taking placebo, and certain participants taking aficamten experienced serious adverse events of heart failure. Regulatory agencies may weigh these safety findings against the observed efficacy in assessing the benefit-risk profile of aficamten in nHCM and, even if they approve aficamten for the treatment of nHCM, may require additional data or analyses, impose labeling restrictions, dose titration or monitoring requirements or modifications to the existing REMS program, or approve a narrower indication than the one we seek.

If the FDA or other regulatory agencies do not accept our supplemental NDA for filing, do not find the results of ACACIA-HCM sufficient to support approval, require additional clinical trials or data, or delay or limit any approval, we would be unable to commercialize aficamten for the treatment of nHCM on the timeline we anticipate, or at all. Any such outcome could materially and adversely affect our business, financial condition, results of operations and prospects, the market price of our common stock and our ability to achieve the objectives of our corporate strategy, which contemplates regulatory approvals of aficamten in nHCM in multiple geographies.

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

The following directors and officers adopted into or terminated a Rule 10b5-1 trading arrangement during the third quarter of 2026:

•
Robert I. Blum. Mr. Blum, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement on September 11, 2026 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Blum Plan”). The Blum Plan provides for the sale of up to 240,000 shares of our common stock, subject to certain conditions. The Blum Plan will terminate on the earlier of (x) November 30, 2027 and (y) the sale of all securities that are subject to the plan.
•
Andrew Callos. Mr. Callos, our Executive Vice President, Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement on August 25, 2026 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Callos Plan”). The Callos Plan provides for the sale of up to 67,414 shares of our common stock, subject to certain conditions. The Callos Plan will terminate on the earlier of (x) December 1, 2027 and (y) the sale of all securities that are subject to the plan.
•
Robert A. Harrington, M.D. Dr. Harrington, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement on August 31, 2026 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Harrington Plan”). The Harrington Plan provides for the sale of up to 3,425 shares of our common stock, subject to certain conditions. The Harrington Plan will terminate on the earlier of (x) July 31, 2027 and (y) the sale of all securities that are subject to the plan.
•
John T. Henderson, M.B., Ch.B. Dr. Henderson, the Chairman of our board of directors, adopted a Rule 10b5-1 trading arrangement on August 24, 2026 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Henderson Plan”). The Henderson Plan provides for the sale of up to 28,064 shares of our common stock, subject to certain conditions. The Henderson Plan will terminate on the earlier of (x) May 18, 2027 and (y) the sale of all securities that are subject to the plan.
•
Sung H. Lee. Mr. Lee, our Executive Vice President, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on August 31, 2026 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Lee Plan”). The Lee Plan provides for the sale of up to 37,991 shares of our common stock, subject to certain conditions. The Lee Plan will terminate on the earlier of (x) December 31, 2027 and (y) the sale of all securities that are subject to the plan.
•
Fady I. Malik, M.D., Ph.D. Dr. Malik, our Executive Vice President, Research and Development, adopted a Rule 10b5-1 trading arrangement on August 24, 2026 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Malik Plan”). The Malik Plan provides for the sale of up to 144,075 shares of our common stock, subject to certain conditions. The Malik Plan will terminate on the earlier of (x) December 21, 2027 and (y) the sale of all securities that are subject to the plan.
•
B. Lynne Parshall, Esq. Ms. Parshall, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement on August 10, 2026 that was intended to satisfy the affirmative defense provided for under Rule 10b5-1(c) (the “Parshall Plan”). The Parshall Plan provides for the sale of up to 20,000 shares of our common stock, subject to certain conditions. The Parshall Plan will terminate on the earlier of (x) September 3, 2027 and (y) the sale of all securities that are subject to the plan.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.		Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 3, 2023	3.5

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	000-50633	August 7, 2025	3.6

3.7	Amended and Restated Bylaws	8-K	000-50633	February 17, 2023	3.1

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC pursuant to that certain Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.2

4.3	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.4	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Notes due 2026)	8-K	000-50633	November 13, 2019	4.2

4.5	Indenture, dated July 6, 2022, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 3.50% Convertible Senior Notes due 2027)	8-K	000-50633	July 6, 2022	4.1

4.6	Indenture, dated as of September 19, 2025, between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 1.75% Convertible Senior Notes due 2031)	8-K	000-50633	September 22, 2025	4.1

4.6	Certificate of Designation	8-K	000-50633	April 18, 2011	4.5

4.7	Certificate of Designation	8-K	000-50633	June 30, 2012	4.1

4.8	Certificate of Change of Registered Agent	10-K	000-50633	March 1, 2023	4.9

10.1	Amended and restated 2015 Employee Stock Purchase Plan	S-8	000-50633	May 27, 2025	99.1

19.1	Insider Trading Policy					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)	X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Dated: November 4, 2026	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sung H. Lee
Sung H. Lee
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)